Form 10QSB
period 1995-09-30
LA MAN CORPORATION
filed 1995-11-14
CIK 718660

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             _____________________

                                 FORM   10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

For the Quarterly Period Ended                 Commission file number 0-14427
    September 30, 1995
                             _____________________

                               LA-MAN CORPORATION
             (Exact name of registrant as specified in its charter)


              NEVADA                                        38-2286268
     (State or other jurisdiction                        (I.R.S. Employer
  of incorporation or other organization)             Identification  Number)

 2180 WEST STATE ROAD 434, SUITE 6136, LONGWOOD, FLORIDA 32779 (407) 865-5995
   (Address, including zip code, and telephone number, including area code, or registrant's office)
                             _____________________

    Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 of 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for
the past 90 days.                             [x] Yes  [ ] No

     As of November 11, 1995, 2,654,318.67 shares of Common Stock were outstanding.

===============================================================================

                       PART I  -  FINANCIAL   INFORMATION

                      LA-MAN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                           September 30,
                                                                1995
                                                           -------------
                                                            (Unaudited)
                      ASSETS
Currents assets:
     Accounts receivable, net                                $ 1,524,215
     Inventories - Note 2                                      1,101,798
     Prepaid expenses                                            236,814
                                                             -----------
          Total current assets                                 2,862,827

Property, plant and equipment, net                             2,291,357

Other assets
     Intangibles, net                                          2,781,064
     Leased signs - long-term                                    451,985
     Other                                                       109,413
                                                             -----------
                                                               3,342,462
                                                             -----------
                                                             $ 8,496,646
                                                             ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                        $   872,023
     Accrued expenses                                            700,518
     Customer deposits                                           618,313
     Current portion of long term liabilities                    825,756
     Line of Credit                                               50,000
                                                             -----------
          Total current liabilities                            3,066,610

Long-term liabilities:
     Long-term debt, less current portion                      1,143,609
     Deferred income                                             177,074
     Obligations under capital leases, less current portion       46,754
                                                             -----------
                                                               1,367,437
                                                             -----------
Stockholders' equity:
     Common stock                                                  2,641
     Additional paid-in capital                                5,828,443
     Accumulated deficit                                      (1,768,485)
                                                             -----------
          Total stockholders' equity                           4,062,599
                                                             -----------
                                                             $ 8,496,646
                                                             ===========



See accompanying notes to condensed consolidated financial statements

                      LA-MAN CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                  (Unaudited)



                                            Three Months Ended
                                                September 30,
                                         --------------------------
                                            1995            1994
                                         ----------      ----------

Sales                                    $3,166,449      $1,911,968

Cost of sales                             1,463,720         905,691
                                         ----------      ----------
Gross profit                              1,702,729       1,006,277
                                         ----------      ----------

Operating expenses                        1,483,724       1,021,054
                                         ----------      ----------

Income (loss) from operations               219,005         (14,777)
                                         ----------      ----------

Other income (expense):
     Interest income                         10,322          13,867
     Interest expense                       (19,095)        (10,210)
     Officer termination costs                    -         (95,000)
     Other                                    6,060            (716)
                                         ----------      ----------
                                             (2,713)        (92,059)
                                         ----------      ----------

Income (loss) before income taxes           216,292        (106,836)

Income taxes                                (15,140)              -
                                         ----------      ----------
Net income (loss)                        $  201,152      $ (106,836)
                                         ==========      ==========

Net income (loss) per share              $     0.06      $    (0.05)
                                         ==========      ==========

Weighted average number of shares and
  share equivalents outstanding           3,407,440       2,265,839
                                         ==========      ==========

See accompanying notes to condensed consolidated financial statements.

                      LA-MAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                   Three Months Ended
                                                                                      September 30,
                                                                                ------------------------
                                                                                   1995          1994
                                                                                -----------   ----------
Cash  flows from operating activities:
     Net income (loss)                                                           $  201,152    $(106,836)
     Adjustments for non-cash charges                                                80,472      101,405
     Gain on disposal of asset                                                       (2,532)           -
     Changes in assets and liabilities, net of effects of acquisition              (330,978)       1,726
                                                                                 ----------    ---------

               Net cash used for operations                                         (51,886)      (3,705)
                                                                                 ----------    ---------

Cash flows from investing activities:
     Capital expenditures                                                           (34,656)     (58,662)
     Increase in advances to Vision Trust Marketing, Inc.                                 -      (59,334)
     Patent expenditures                                                             (1,136)      (1,097)
     Payment for Don Bell, net of cash acquired of $59,820                         (300,180)           -
     Proceeds from sale of asset                                                      2,532            -
     Other                                                                           (1,471)      15,125
                                                                                 ----------    ---------

          Net cash used for investing activities                                   (334,911)    (103,968)

Cash flows from financing activities:
     Proceeds from issuance of common stock                                               -      120,384
     Proceeds from line of credit                                                    50,000       30,000
     Net payments on capital  lease obligations                                      (7,384)      (2,431)
     Payments on long-term debt                                                     (20,350)           -
                                                                                 ----------    ---------

          Net cash provided by financing activities                                  22,266      147,953
                                                                                 ----------    ---------
Increase (decrease) in cash                                                        (364,531)      40,280
Cash, beginning of period                                                           364,531      370,650
                                                                                 ----------    ---------
Cash, end of period                                                              $      -0-    $ 410,930
                                                                                 ==========    =========

Supplemental non-cash investing and financing activities:
          Issuance of common stock for DBI                                       $1,100,000
          Issuance of debenture for DBI                                             750,000
          Issuance of common stock for 401K matching contribution                     7,215

See accompanying notes to condensed consolidated financial statements.

                      LA-MAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1-   BASIS OF PRESENTATION

          The financial information included herein is unaudited and does not include all of the information and disclosures required by generally accepted accounting principles; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the Company's financial position and results of operations for the interim periods. This report should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995.

          The results of operations for the three months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

          In November 1994, the Company completed the purchase of Vision Trust Marketing, Inc. ("VTM") and in September 1995, the Company completed the purchase of Don Bell Industries, Inc. ("DBI"). Both VTM's and DBI's results of operations since acquisition are included in the results for the current fiscal quarter, whereas VTM's and DBI's operations are not included for the same period in 1994.

NOTE 2 -  INVENTORIES

          Inventories at the end of interim periods are based on perpetual inventory records. Inventories consist of the following:

                                                September 30,
                                                    1995
                                                -------------
                                                 (Unaudited)
        Raw materials and work in progress       $  813,023
        Finished goods                              161,269
        Cartons and supplies                        127,506
                                                 ----------
                                                 $1,101,798
                                                 ==========

NOTE 3-   LINE OF CREDIT

          The Company has a $350,000 revolving bank line of credit with a commercial bank which had $50,000 outstanding as of September 30, 1995 and $200,000 outstanding as of November 11, 1995. Advances on the credit line carry
an interest rate of 1.0% over the bank's prime rate.   The line of credit, which
matures on January 31, 1996, is secured by accounts receivable, inventories, real estate and subsidiary guarantees.

          The agreement also requires that the Company maintain a minimum tangible net worth of not less than $1,000,000. With the acquisition of Don Bell Industries, Inc. on September 7, 1995, the bank reduced the minimum tangible net worth requirement to $750,000. The bank is also assisting the Company in a plan to refinance its debt structure which increased with the DBI acquisition.

NOTE 4-   LONG-TERM DEBT

Long-term debt consists of the following:

     Convertible note with an 8% coupon payable
     semi-annually with a five year term payable in equal
     annual installments beginning in September 1998.  The
     note has a call provision starting at 105 in year one
     declining to 100 in year five.  The note may be converted
     into common stock of La-Man Corporation at $5.00 a
     share at any time by the holder.                                 $  750,000

     DBI prime plus 2% term loan payable, due in monthly principal payments of $12,700 plus interest.  Collateralized by
     property, inventory, equipment, cash and accounts receivable of the Company.  Unpaid principal plus accrued interest is
     due July 1998.                                                      416,986

     DBI promissory note payable with monthly principal and interest payments of $4,829, interest at the U.S. Treasury security yield plus 3.25% adjusted every three years, remaining
     principal and interest due April 1, 1996 secured by land
     and building.                                                       599,147

     DBI mortgage note payable, interest at 9%, monthly principal and interest payments of $1,420 through April 2008,
     secured by certain land.                                            128,063

     DBI promissory note payable, interest at 8% paid monthly,
     principal payments of $4,000 and $30,000 due on
     demand with six months notice.                                       34,000

     DBI promissory note payable, interest at 8% monthly principal and interest payment of $1,953 through June 1996, secured
     by service and installation vehicles.                                17,005

     DBI other notes payable monthly at various interest rates
     through July 1996, secured by equipment.                             18,099
                                                                      ----------
                                                                       1,963,300

     Less current portion                                                819,691
                                                                      ----------
     Total                                                            $1,143,609
                                                                      ==========

NOTE 5-   SALE OF STOCK

          In July 1994 a consultant to the Company exercised an option for 100,000 shares of common stock at $.95 per share for a net proceeds to the Company of $95,000. The difference between the valuation of the stock at fair market value and the exercise price resulted in a corporate expense of $10,000. The consultant also received options for another 400,000 shares at various exercise prices and expiring on various dates. All such options expired by December 1994.

          During August 1994, the Company sold 26,373 shares of common stock in a "Regulation S" offshore offering at a price of $.9625 per share, for net proceeds to the Company of $25,384.

NOTE 6-   EMPLOYEE DEPARTURE COSTS

          The Company accrued costs of $95,000 related to the departure of two executive officers/employees of the Company effective September 28, 1994. Financial and other terms of these employee departures have been negotiated and paid as of September 1995.

NOTE 7-   ACQUISITIONS

          In November 1994, the Company purchased all of the shares of common stock of Vision Trust Marketing, Inc. (VTM") in consideration for the cancellation of a note receivable in the amount of $180,195. VTM is an authorized agent of MCI Telecommunications Corporation ("MCI") and generates commissions from MCI through the solicitation and sale of MCI long distance services. The Company also entered into a consulting agreement with the former shareholder of VTM. Under that consulting agreement, the former owner received 70,000 newly issued shares of registered common stock of the Company under its 1994 Amended and Restated Employee and Consultant Stock Compensation Plan for services to be rendered over the life of the agreement. The consulting agreement also calls for the consultant to receive a share of the future commissions received by VTM from MCI, ranging between 5 and 10 percent based on certain achieved commission levels. The acquisition has been accounted for by the purchase method of accounting, and the purchase price of $180,195 approximated the fair value of the net assets acquired including goodwill of $215,493. The operating results of VTM are included in the Company's consolidated results of operations from the date of acquisition.

          On September 7, 1995, the Company acquired all of the outstanding common stock, the 8% cumulative preferred stock and $935,091 of notes receivable of Don Bell Industries, Inc. for a total consideration of $2,210,000 comprised of the following:

          1) Cash of $360,000
          2) $750,000 convertible note with the following provisions:
              a) Coupon - 8%, payable semiannually
              b) Conversion price - $5.00 per share
              c) Term- five years payable in equal annual installments beginning
                 September 1998
              d) Call provision - 105 in year one declining to 100 in year five
          3) 275,000 shares of common stock

          4) Additional cash, common stock or debt at the Company's option, contingently issuable should the market price of the Company's common stock not exceed $4 per share for any consecutive 20-day period prior to December 31, 1996

          The acquisition is being accounted for by the purchase method of accounting. The operating results of this acquisition are included in the Company's consolidated results of operations from the date of acquisition.

                      LA-MAN CORPORATION AND SUBSIDIARIES


           ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
           -------  ------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

          The following discussions should be read in conjunction with management's discussion and analysis of financial condition and results of operations set forth in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995 filed with the Securities and Exchange Commission on September 28,1995, which discussion is incorporated herein by reference.

THREE MONTHS ENDED SEPTEMBER 30, 1995 VS. SEPTEMBER 30, 1994
------------------------------------------------------------

          The results of operations for the quarter ended September 30, 1995 include the operations of Vision Trust Marketing, Inc. (VTM") and Don Bell Industries, Inc. ("DBI") which were acquired in November 1994 and September 1995, respectively, as purchase transactions. VTM's and DBI's operating results for the three months ended September 30, 1995 are as follows:

                                              VTM        DBI
                                           ---------  ---------
            Sales                          $ 91,014   $691,752
            Cost of Sales                    14,278    400,471
                                           --------   --------
            Gross Profit                     76,736    291,281
                                           --------   --------

            Operating Expenses              137,454    141,242
                                           --------   --------

            Income from Operations          (60,718)   150,039
               Interest Income                   -       3,416
               Interest Expense                  -     (16,414)
                                           --------   --------

            Income before income taxes     $(60,718)  $137,041
                                           ========   ========

     Absent the acquisitions of VTM and DBI, consolidated sales of $2,383,683 represented an increase of $471,715 or 25% over the three months ended September 30, 1994. The gross profit of $1,334,712 was an improvement of $328,435 or 33%. The gross profit margin improved to 56% versus 53% in the comparative three month period.

     The lubrication and filtration division's sales of $417,786 was a decrease of $5,501 or 1% with gross profits increasing to $269,640 from $244,996 or a 10% improvement due principally to a significant improvement in gross margin related mainly to lower raw material costs. The packaging operations' sales decreased by $103,764 or 30% to $245,709 in the quarter ending September 30,1995 due to changes in the sales force and emphasis on higher margin products. The gross margin percentage increased to 25% from 22% in the prior year, basically due to emphasizing higher margin sales.

     The church and school sign marketing operations' sales of $1,726,223 increased from $1,139,208 in the quarter ending September 30, 1994, an increase of $587,015 or 52%. A substantial portion of this increase is the result of record orders booked in June in advance of a price increase. The remaining increase is due to the increased trained sales force added during the year ended June 30, 1995. Gross margins increased to $1,002,569 from $683,821, an increase of $318,748 or 47% due primarily to the increased sales.

     Excluding VTM and DBI , operating expenses of $1,205,028 for the quarter represented an increase of $183,974 or 18% as compared to the quarter ending September 30, 1994. The primary reason for the increase is higher costs related to the church and school sign marketing operations which incurred greater selling and support costs related to the substantial increase in revenues. In addition, corporate expenses increased basically related to the Company's first annual report, proxy and shareholders meeting.

     Other expenses of $2,713 decreased from $92,066 for the three months ended September 30, 1995, and 1994, respectively. The Company recorded a charge of $95,000 for costs related to the dismissal of the two officers by the Board of Directors in September 1994. See Note 6 to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Liquidity and capital resources will be discussed in three broad categories, namely, operating, investing, and financing activities. The cash available at June 30, 1995 of $364,531 was completely used at September 30, 1995.

     Net cash used for operating activities in the three month period ending September 30, 1995 was $51,866. Net income of $201,152 and non-cash charges for depreciation and amortization of $80,472 were more than offset by the net changes in assets and liabilities of $330,978.

     Net cash used for investing activities of $334,911 related almost entirely to the payment for Don Bell Industries of $360,000 less the cash acquired with the acquisition of $59,820. The Company also used $34,656 for capital expenditures in its church and school sign marketing operation.

     Net cash provided by financing activities was $22,266. The Company took down $50,000 of its line of credit and paid $20,350 of the long-term debt acquired in the acquisition. The Company has since taken down another $150,000 of its line of credit leaving it with an available balance of $150,000 at November 11, 1995. In connection with the acquisition of Don Bell Industries, Inc., the Company assumed long term debt of $1,233,550, including a mortgage on its manufacturing facilities of $600,100, which matures on April 1, 1996. The manufacturing facilities have a current appraised value of $1,050,000. The Company intends to refinance all of its present long-term debt to substantially reduce its current liabilities. The Company's banker has committed to refinance $504,929 of the acquired debt and the $350,000 line of credit with a revolving credit and term loan facility of $950,000, subject to securing consent of the primary mortgage holder for a second mortgage on the manufacturing facilities. At the same time, the Company and its banker are seeking participant banks in order to also refinance the primary mortgage when due on April 1, 1996 or earlier, if the consent to a second mortgage is not obtained. The new debt agreements should reduce principal and interest payments and together with the new mortgage on the building and land provide higher available cash to the Company. The Company and its banker expect to have this refinancing program completed before April 1, 1996.

                          PART II - OTHER INFORMATION


ITEM  1.  LEGAL PROCEEDINGS.
----------------------------

     On March 13, 1995, Richard W. Coffman, a director and former executive officer and employee of the Company, and his two brothers, Roy E. Coffman and Floyd E. Coffman, filed a petition in the Clark County, Nevada District Court (the "Coffman Petition"). The Coffman Petition basically alleged that the plaintiffs owned in the aggregate over 20% of the issued and outstanding common stock of the Company, that more than 18 months has passed since the Company conducted a meeting of shareholders for the purpose of electing directors, and that under Section 78.330, Nevada Revised Statutes ("N.R.S."), the plaintiffs were entitled to apply to the Clark County, Nevada District Court to exercise its equity jurisdiction to order the Company to hold a meeting of stockholders for the purpose of electing directors. Under Section 78.345 N.R.S., if a Nevada corporation fails to elect directors within 18 months after the last election of directors, one or more stockholders of the corporation holding stock entitling them to exercise at least 15% of the voting power of the corporation for the election of directors may apply to the district court in the county in the State of Nevada where the registered office of the corporation is located, by petition filed in that court, for such district court to exercise its jurisdiction in equity to order the corporation to conduct a meeting of stockholders for the purpose of electing directors.

     On April 21, 1995, the Company filed an answer to the Coffman Petition denying various allegations contained therein and setting forth various affirmative defenses to the relief sought by the Coffman Petition, including without limitation that the relief sought had been rendered moot as the result of action by the Board of Directors in scheduling a stockholders meeting to be held on October 31, 1995, and the equitable defenses of unclean hands and laches. The Company's answer requested that the court dismiss the Coffman Petition with prejudice and award the Company costs and attorneys fees.

     On September 26, 1995, the disputes between the parties to the foregoing proceeding were settled and the proceeding was dismissed with prejudice by the Clark County, Nevada District Court.


ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K.
-------------------------------------------

          La-Man Corporation Current Report on Form 8-K dated September 7, 1995 and filed with the Securities and Exchange Commission on September 25, 1995, with respect to the acquisition by the Company of the outstanding capital stock of Don Bell Industries, Inc.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LA-MAN CORPORATION

Date: November 14, 1995            By:   /s/  J. William Brandner
                                       ----------------------------------------
                                              J. William Brandner, President &
                                              Chief Executive Officer

                                   By:   /s/  Otto J. Nicols
                                       ----------------------------------------
                                              Otto J. Nicols, Vice President &
                                              Treasurer Chief Financial Officer
                                              and Chief Accounting Officer