Form 10QSB
period 1995-12-31
LA MAN CORPORATION
filed 1996-02-13
CIK 718660

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             --------------------


                                 FORM   10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

For the Quarterly Period Ended                    Commission file number 0-14427
     December 31, 1995


                             --------------------


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

                             --------------------

    Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 of 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for
the past 90 days.   [x] Yes  [  ] No



        As of February 9, 1996, 2,690,943.67 shares of Common Stock were outstanding.

================================================================================

                       PART I  -  FINANCIAL   INFORMATION

                      LA-MAN CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              December 31,
                                                                  1995
                                                              ------------
                                                               (Unaudited)
                           ASSETS
Current assets:
     Accounts receivable, net                                  $ 1,657,119
     Inventories - Note 2                                        1,046,480
     Prepaid expenses                                              339,899
                                                               -----------
          Total current assets                                   3,043,498

Property, plant and equipment, net                               2,202,079

Other assets
     Intangibles, net                                            2,753,721
     Leased signs - long-term                                      445,550
     Other                                                         136,337
                                                               -----------
                                                                 3,335,608
                                                               -----------
                                                               $ 8,581,185
                                                               ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                          $   779,142
     Accrued expenses                                              650,437
     Customer deposits                                             501,284
     Current portion of long term liabilities                       80,948
                                                               -----------
          Total current liabilities                              2,011,811

Long-term liabilities:
     Long-term debt, less current portion                        2,186,014
     Deferred income                                               140,508
     Obligations under capital leases, less current portion         44,950
                                                               -----------
                                                                 2,371,472
                                                               -----------
Stockholders' equity:
     Common stock                                                    2,654
     Additional paid-in capital                                  5,843,196
     Accumulated deficit                                        (1,647,948)
                                                               -----------
          Total stockholders' equity                             4,197,902
                                                               -----------
                                                               $ 8,581,185
                                                               ===========

See accompanying notes to condensed consolidated financial statements

                      LA-MAN CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                        Six Months Ended          Three Months Ended
                                           December 31,              December 31,
                                      ----------------------   -----------------------
                                        1995         1994         1995         1994
                                     ----------   ----------   ----------   ----------
Sales                                $6,863,085   $3,983,069   $3,696,636   $2,071,101

Cost of sales                         3,328,034    1,847,761    1,864,314      942,070
                                     ----------   ----------   ----------   ----------
Gross Profit                          3,535,051    2,135,308    1,832,322    1,129,031
                                     ----------   ----------   ----------   ----------

Operating expenses:
     Selling                          1,273,383      635,825      694,857      343,432
     General and administrative       1,863,536    1,371,931      968,700      651,828
     Engineering                         23,635       17,244       13,273        8,686
                                     ----------   ----------   ----------   ----------
                                      3,160,554    2,025,000    1,676,830    1,003,946
                                     ----------   ----------   ----------   ----------

Income from operations                  374,497      110,308      155,492      125,085
                                     ----------   ----------   ----------   ----------

Other income (expense):
     Interest income                     30,191       19,988       19,869        6,121
     Interest expense                   (87,866)     (20,751)     (64,495)     (10,541)
     Officer termination costs                -      (95,000)           -            -
     Gain on sale of equipment           12,532            -       10,000            -
     Other                                7,475        4,989         (329)       5,705
                                     ----------   ----------   ----------   ----------
                                        (37,668)     (90,774)     (34,955)       1,285
                                     ----------   ----------   ----------   ----------

Income before income taxes              336,829       19,534      120,537      126,370

Income taxes                             15,140            -            -            -
                                     ----------   ----------   ----------   ----------

Net income                           $  321,689   $   19,534   $  120,537   $  126,370
                                     ==========   ==========   ==========   ==========

Net income per share                       $.13         $.01         $.05         $.05
                                     ==========   ==========   ==========   ==========

Weighted average number of shares
outstanding                           2,555,012    2,294,754    2,654,318    2,323,160
                                     ==========   ==========   ==========   ==========



See accompanying notes to  condensed consolidated financial statements.

                      LA-MAN CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                          Six Months Ended
                                                                            December 31,
                                                                       -----------------------
                                                                           1995        1994
                                                                       ----------   ----------
Cash  flows from operating activities:
     Net income                                                        $  321,689   $  19,534
     Adjustments for non cash charges                                     228,617     206,320
     Changes in assets and liabilities                                   (773,640)   (218,203)
     Gain on disposal of asset                                            (12,532)     (5,700)
                                                                       ----------   ---------

          Net cash provided by (used for) operations                     (235,866)      1,951
                                                                       ----------   ---------

Cash flows used for investing activities:
     Capital expenditures                                                 (56,306)   (107,581)
     Decrease in advances to Vision Trust Marketing, Inc.                       -     106,056
     Purchase of Vision Trust Marketing, Inc.(net of cash acquired)             -    (259,597)
     Patent expenditures                                                   (1,794)     (1,592)
     Proceeds from sale of asset                                           12,532       5,700
     Payment for Don Bell, net of cash acquired of $59,820               (300,180)          -
     Other                                                               (108,176)     18,202
                                                                       ----------   ---------

          Net cash used for investing activities:                        (453,924)   (238,812)
                                                                       ----------   ---------

Cash flows from financing activities:
     Proceeds from sale of common stock                                         -     120,384
     Proceeds from revolving line of credit                               289,117     115,000
     Payment for purchase of outstanding warrants                               -      (2,500)
     Net payments on capital  lease obligations                           (18,573)     (7,242)
     Increase(Decrease) in notes payable and debt                          54,715    (299,997)
                                                                       ----------   ---------

          Net cash provided by (used for) financing activities            325,259     (74,355)
                                                                       ----------   ---------

Decrease in cash                                                         (364,531)   (311,216)

Cash, beginning of period                                                 364,531     370,650
                                                                       ----------   ---------

Cash, end of period                                                    $      -0-   $  59,434
                                                                       ==========   =========

Supplemental non-cash investing and financing activities:
          Issuance of common stock for DBI                              1,100,000
          Issuance of convertible note for DBI                            750,000
          Issuance of common stock for 401K matching contribution          21,984

See accompanying notes to condensed consolidated financial statements.

                      LA-MAN CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1-   BASIS OF PRESENTATION

          The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. This report should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995 and Form 10-QSB for the first quarter ended September 30, 1995.

          The results of operations for the six months and three months ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year.

          In November 1994, the Company completed the purchase of Vision Trust Marketing, Inc. ("VTM") and in September 1995, the Company completed the purchase of Don Bell Industries, Inc. ("DBI") See Note 7. Both VTM's and DBI's results of operations since acquisition are included in the results for the current fiscal quarter and six months ended December 31, 1995, whereas VTM's operations were immaterial in the 1994 periods and DBI's operations are not included for the same periods in 1994.


NOTE 2 -    INVENTORIES

          Inventories at the end of interim periods are based on perpetual inventory records. Inventories consist of the following:

                                      December 31,
                                          1995
                                      ------------
                                       (Unaudited)
Raw materials and work in progress      $  771,629
Finished goods                             171,781
Cartons and supplies                       103,070
                                        ----------

                                        $1,046,480
                                        ==========

NOTE 3-   LINE OF CREDIT AND REFINANCING

          In December, 1995, the Company completed the refinancing of its line of credit and a major portion of the debt assumed in the acquisition of DBI in September of 1995.

          The Company entered into a $500,000 revolving line of credit with a two year term ending December 27, 1997 with interest adjustable at 1 percent over the prime rate published in the Wall Street Journal.The revolving line of credit requires interest to be paid monthly with the principal due at the end of the loan. It also entered into a $250,000 five year term loan ending December 27, 2000 with interest adjustable at 2 percent over the prime rate published in the Wall Street Journal. The term loan requires $4,166.67 of principal and interest to be paid monthly. These loans require the Company to maintain a tangible net worth of $750,000 which increases to $1,500,000 at June 30, 1996, a 3 to 1 interest coverage and a cash flow coverage of 2.5 to 1 at each fiscal year end. The loans are secured by accounts receivables, inventories, real estate and subsidiary guarantees.

          At the same time the Company entered into a new mortgage loan secured by the DBI building and land in the amount of $840,000. The mortgage loan is based on a twenty year amortization with a five year term and has an adjustable interest rate of 1-1/2 percent over the prime rate published in the Wall Street Journal. At the current prime rate, the monthly payment of principal and interest is $8,106.18.

          Concurrent with this financing the Company paid off its old line of credit, and the DBI long-term debt except for the $126,675 mortgage secured by certain land. The outstanding balance on the revolving line of credit was $289,117 at December 31, 1995 and $339,117 at February 9, 1996.


NOTE 4-   LONG-TERM DEBT

Long-term debt consists of the following:

     Convertible note with an 8% coupon payable
     semi-annually with a five year term payable in equal
     annual installments beginning in September 1998.  The
     note has a call provision starting at 105 in year one
     declining to 100 in year five.  The note may be converted
     into common stock of La-Man Corporation at $5.00 a
     share at any time by the holder.                                         $750,000

     Mortgage loan secured by DBI land and building with
     monthly principal and interest payments of $8,106.18.
     Interest is adjustable and based on 1 1/2 percent over the prime rate quoted in the Wall Street Journal.  The remaining principal
     is due December 27, 2000.                                                 840,000

     Term loan with 60 monthly payments of $4,166.67 plus
     interest adjustable at 2 percent over the prime rate quoted in the
     Wall Street Journal.  Secured by receivables, inventory, real estate
     and subsidiary guarantees.                                                250,000

     Revolving line of credit up to $500,000 maturing on December
     27, 1997 with interest of 1 percent over the prime rate quoted
     in the Wall Street Journal payable monthly.                               289,117

     DBI mortgage note payable, interest at 9%, monthly principal and interest payments of $1,420 through April 2008, secured
     by certain land.                                                          126,675
                                                                            ----------
                                                                             2,255,792

     Less current portion                                                       69,778
                                                                            ----------

     Total                                                                  $2,186,014
                                                                            ==========

NOTE 5-   SALE OF STOCK

          In July 1994 a consultant to the Company exercised an option for 100,000 shares of common stock at $.95 per share for net proceeds to the Company of $95,000. The difference between the valuation of the stock at fair market value and the exercise price resulted in a corporate expense of $10,000. The consultant also received options for another 400,000 shares at various exercise prices and expiring on various dates. All such options expired by December 1994.

          During August 1994, the Company sold 26,373 shares of common stock in a "Regulation S" offshore offering at a price of $.9625 per share, for net proceeds to the Company of $25,384.

          In January 1996, two SD warrant holders converted 26,250 warrants to common stock of the Company at an exercise price of $.75 per share for net proceeds to the Company of $19,687.50.

NOTE 6-   EMPLOYEE DEPARTURE COSTS

          The Company accrued costs of $95,000 related to the departure of two executive officers/employees of the Company effective September 28, 1994. Financial and other terms of these employee departures have been negotiated and paid as of September 1995.


NOTE 7-   ACQUISITIONS

          In November 1994, the Company purchased all of the shares of common stock of VTM in consideration for the cancellation of a note receivable in the amount of $180,195. VTM is an authorized agent of MCI Telecommunications Corporation ("MCI") and generates commissions from MCI through the solicitation and sale of MCI long distance services. The Company also entered into a consulting agreement with the former shareholder of VTM. Under that consulting agreement, the former owner received 70,000 newly issued shares of registered common stock of the Company under its 1994 Amended and Restated Employee and Consultant Stock Compensation Plan for services to be rendered over the life of the agreement. The consulting agreement also calls for the consultant to receive a share of the future commissions received by VTM from MCI, ranging between 5 and 10 percent based on certain achieved commission levels. The acquisition has been accounted for by the purchase method of accounting, and the purchase price of $180,195 approximated the fair value of the net assets acquired including goodwill of $215,493. The operating results of VTM are included in the Company's consolidated results of operations from the date of acquisition.

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

               LA-MAN CORPORATION AND SUBSIDIARIES


           ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
           -------  ------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

          The following discussions should be read in conjunction with management's discussion and analysis of financial condition and results of operations set forth in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995 filed with the Securities and Exchange Commission on September 28, 1995, which discussion is incorporated herein by reference.

SIX MONTHS ENDED DECEMBER 31, 1995 VS. DECEMBER 31. 1994
--------------------------------------------------------

          The results of operations for the six months ended December 31, 1995 include the operations of VTM and DBI which were acquired in November 1994 and September 1995, respectively, as purchase transactions. VTM's and DBI's operating results for the six months ended December 31, 1995 are as follows:


                                      VTM                   DBI
                                     ---------------------------
                                            ( In 000's )
Sales                                     $  249         $2,162
Cost of Sales                                 40          1,327
                                          ------         ------
Gross Profit                                 209            835
                                          ------         ------

Operating Expenses                           321            525
                                          ------         ------

Income (Loss) from Operations               (112)           310
   Interest Income                             -             18
   Interest Expense                            -            (78)
   Gain on Sale of Equipment                   -             10
                                          ------         ------

Income (Loss) before income taxes          ($112)        $  260
                                          ======         ======



          Sales for the six months ended December 31, 1995 were $6,863,085, an increase of $2,880,016 or 72%. Net income increased to $321,689 as compared to the prior six months net income of $19,534. Earnings per share was $.13 in the current six month period versus $.01 in the prior year.

          Absent the acquisitions of VTM and DBI, consolidated sales of $4,451,660 represented an increase of $468,591 or 12% over the six months ended December 31, 1994. For the same period operating income increased $66,231 to $176,539 or 60%. The gross profit of $2,490,646 was an improvement of $355,338 or 17% over the comparable period in 1994. The gross profit margin improved to 56% versus 54%.

          The lubrication and filtration division's sales of $798,284 was a decrease of $46,740 or 6%. Gross profits of $485,239 was a decrease of $13,920 or 3%. A higher gross margin percentage of 61% prevented a further profit erosion from the sales decline. The packaging operations' sales decreased $209,492 or 31% to $462,454 due to a complete turnover of the sales force. The Company is optimistic that the recent changes made in management will improve this operation in the near future.

          The church and school sign marketing operations' sales of $3,243,173 increased from

$2,471,966 or 31%. The increase was basically due to record orders booked in June in advance of a price increase and the increase in the trained sales force added in the prior year. Gross margins increased in line with the sales increase.

          Excluding VTM and DBI, operating expenses of $2,314,107 in the six months ended December 31, 1995 represented an increase of $289,107 or 14% as compared to the six months ended December 31, 1994. The primary reason for the increase was higher costs related to the church and sign marketing operations which incurred greater selling and support costs related to the increase in revenues. In addition, corporate expenses increased related to the Company's annual report, proxy statement and shareholders meeting.

          Other expenses of $37,668 decreased from $90,774 for the six months ended December 31, 1995 and 1994, respectively. The Company recorded a charge of $95,000 for costs related to the dismissal of the two officers by the Board of Directors in September 1994. See Note 6 to Financial Statements. Other expenses increased in 1995 due primarily to interest expense related to the assumption and issuance of debt with the DBI acquisition.


THREE MONTHS ENDED DECEMBER 31, 1995 VS. DECEMBER 31, 1994
----------------------------------------------------------

          The results of operations for the quarter ended December 31, 1995 include the operations of Vision Trust Marketing, Inc. (VTM") and Don Bell Industries, Inc. ("DBI") which were acquired in November 1994 and September 1995, respectively, as purchase transactions. VTM's and DBI's operating results for the three months ended December 31, 1995 are as follows:


                                      VTM                    DBI
                                     ----------------------------
                                             ( In 000's)
Sales                                      $  158         $1,470
Cost of Sales                                  25            926
                                           ------         ------
Gross Profit                                  133            544
                                           ------         ------

Operating Expenses                            184            384
                                           ------         ------

Income (Loss) from Operations                 (51)           160
   Interest Income                              -             15
   Interest Expense                             -            (62)
   Gain on Sale of Equipment                    -             10
                                           ------         ------

Income (Loss) before income taxes           ($ 51)        $  123
                                           ======         ======


          Absent the acquisitions of VTM and DBI, consolidated sales of $2,067,977 were flat with the three months ended December 31, 1994. The gross profit of $1,155,934 was an improvement of $26,903 or 2%. The gross profit margin improved to 56% versus 55% in the comparative three month period.

          The lubrication and filtration division's sales of $380,498 was a decrease of $36,442 or 9% with gross profits decreasing to $215,599 from $254,164. The gross margin percentage decreased to 57% from 61% due to product mix. The packaging operations' sales decreased by $105,727 or 33% to $216,745 in the quarter ending December 31,1995 due to changes in the sales force and emphasis on higher margin products. The gross margin percentage increased to 25% from 22% in the prior period.

          The church and school sign marketing operations' sales of $1,516,950 increased from $1,332,758 in the quarter ending December 31, 1994, an increase of $184,192 or 14% due primarily to the increased trained sales force added in the prior year. Gross margins increased to $887,123 from $800,831, an increase of $86,292 or 11% due primarily to the increased sales.

          Excluding VTM and DBI , operating expenses of $1,109,079 for the quarter represented an increase of $105,133 or 10% as compared to the quarter ending December 31, 1994. The primary reason for the increase was higher costs related to the church and school sign marketing operations which incurred greater selling and support costs related to the substantial increase in revenues.

          Other expenses of $34,955 increased from income of $1,285 for the three months ended December 31, 1995, and 1994, respectively, due primarily to higher interest costs related to the acquisition of Don Bell Industries, Inc.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

          Liquidity and capital resources will be discussed in three broad categories, namely, operating, investing, and financing activities. The cash available at June 30, 1995 of $364,531 was completely used at December 31, 1995.

          Net cash used for operating activities in the six month period ending December 31, 1995 was $235,866. Net income of $321,689 and non-cash charges for depreciation and amortization of $228,617 were more than offset by the net changes in assets and liabilities of $773,640.

          Net cash used for investing activities of $453,924 related largely to the payment for DBI of $360,000 less the cash acquired with the acquisition of $59,820. The Company also used $56,301 for capital expenditures primarily in its church and school sign marketing operation and $108,176 in Other which included the costs of debt refinancing which was approximately half of the amount.

          Net cash provided by financing activities was $325,259. The Company took down $289,117 of its new $500,000 revolving line of credit. The Company has since taken down another $50,000 of its line of credit leaving it with an available balance of $160,883 at February 9, 1996.

          The Company completed its debt refinancing in December 1995 by entering into a $500,000 two year term revolving line of credit, a new mortgage on DBI's principal manufacturing facility in the amount of $840,000 based on a twenty year amortization for a five year term and entering into a $250,000 five year term loan repayable at $4,166.67 a month plus interest. See Note 3 to Financial Statements.

                          PART II - OTHER INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS.
-----------------------------

     Not applicable

ITEM  2.  CHANGES  IN  SECURITIES.
----------------------------------

     Not applicable

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES.
------------------------------------------

     Not applicable

ITEM  4.  SUBMISSION OF MATTERS  TO  VOTE  OF  SECURITY - HOLDERS.
------------------------------------------------------------------

     (a) The Company held its 1995 annual meeting of shareholders (the "1995 Annual Meeting") on October 31, 1995.

     (b) Proxies for the 1995 Annual Meeting were solicitated by the Comapny's management pursuant to Regulation 14A under the Exchange Act, there was no solicitation in opposition to management's nominees for election of directors as listed in the Company's October 6, 1995 Proxy Statement delivered in connection with the 1995 Annual Meeting, and all of such nomunees were elected.

     (c) At the Annual Meeting, 10 persons were elected to seve as directors of the Company until the next annual meeting. The shareholders ratified the appointment of BDO Seidman, LLP, as independent auditors of the Company for the June 30, 1996 fiscal year. The number of votes cast for, against or withheld, as well as the number of abstentions (including broker non-votes), as to each of such matters was as follows:


                        VOTES     VOTES    VOTES      VOTES
                         FOR     AGAINST  WITHHELD  ABSTAINING
                      ---------  -------  --------  ----------
Gary Bell             2,151,422        0     7,148     165,563
J.William Brandner    2,153,655        0     4,915     165,563
Ithiel C. Clemmons    2,151,655        0     6,915     165,563
Edwin M. Freakley     2,151,422        0     7,148     165,563
Thomas N. Grant       2,151,422        0     7,148     165,563
Philip Howe Hoard     2,153,622        0     4,948     165,563
Otto J. Nicols        2,151,422        0     4,915     165,563
Robert M. Smither     2,151,422        0     7,148     165,563
J. Melvin Stewart     2,153,422        0     5,148     165,563
Max D. Tavernier      2,153,389        0     5,181     165,563
Ratification of
 appointment of
 BDO Seidman          2,146,808    2,732  N/A          174,593


ITEM 5.  OTHER  INFORMATION.
---------------------------=

     Not applicable

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM 8-K.
-----------------------------------------------

La-Man Corporation Current Report on Form 8-K dated December 27, 1995 and filed with the Securities and Exchange Commission on January 12, 1996, with respect to the refinancing of certain indebtedness of La-Man Corporation and its subsidiaries.

                         SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LA-MAN CORPORATION

Date:     February 9, 1996          By:   J. William Brandner
                                       ______________________________________
                                          J. William Brandner, President &
                                          Chief Executive Officer

                                    By:   Otto J. Nicols
                                       ______________________________________
                                          Otto J. Nicols, Vice President &
                                          Treasurer, Chief Financial Officer
                                          and Chief Accounting Officer