Form 10QSB/A
period 1995-12-31
LA MAN CORPORATION
filed 1996-03-19
CIK 718660

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             --------------------


                                 FORM 10-QSB/A

                                AMENDMENT NO. 1
                                       TO
                                 FORM 10-QSB


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



NOTE 1 - BASIS OF PRESENTATION

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


NOTE 4 - LONG-TERM DEBT

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

NOTE 5 - SALE OF STOCK

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

NOTE 6 - EMPLOYEE DEPARTURE COSTS

          The Company accrued costs of $95,000 related to the departure of two executive officers/employees of the Company effective September 28, 1994. Financial and other terms of these employee departures have been negotiated and paid as of September 1995.


NOTE 7 - ACQUISITIONS

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


ITEM 5.  OTHER  INFORMATION.
---------------------------

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