Form 10QSB
period 1996-03-31
LA MAN CORPORATION
filed 1996-05-14
CIK 718660

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

For the Quarterly Period Ended March 31, 1996     Commission file number 0-14427


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



        As of May 9, 1996, 3,022,665.67 shares of Common Stock were outstanding.


================================================================================

                       ITEM 1.   FINANCIAL   INFORMATION

                   LA-MAN   CORPORATION   AND   SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                March 31,
                                                                  1996
                                                              -------------------
                                                               (Unaudited)


                           ASSETS
Current assets:
     Accounts receivable, net                                  $ 1,672,936
     Inventories - Note 2                                        1,126,530
     Prepaid expenses                                              310,093
                                                               -----------
          Total current assets                                   3,109,559

Property, plant and equipment, net                               2,837,629

Other assets
     Intangibles, net                                            2,482,160
     Leased signs - long-term                                      443,553
     Other                                                         104,915
                                                               -----------
                                                                 3,030,628
                                                               -----------
                                                               $ 8,977,816
                                                               ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                          $   945,872
     Accrued expenses                                              631,715
     Customer deposits                                             549,983
     Current portion of long-term liabilities                      274,438
                                                               -----------
          Total current liabilities                              2,402,008

Long-term liabilities:
     Long-term debt, less current portion - Note 4               2,157,460
     Deferred income                                               160,341
     Obligations under capital leases, less current portion         48,023
                                                               -----------
                                                                 2,365,824
Stockholders' equity:
     Common stock                                                    3,005
     Additional paid-in capital                                  6,091,689
     Accumulated deficit                                        (1,884,710)
                                                               -----------
          Total stockholders' equity                             4,209,984
                                                               -----------
                                                               $ 8,977,816
                                                               ===========


  See accompanying notes to condensed consolidated financial statements.

                      LA-MAN CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                           Nine Months Ended        Three Months Ended
                                                March 31,                March 31,
                                      -------------------------  ------------------------
                                           1996          1995        1996         1995
                                      -------------------------  ------------------------
Sales                                  $10,036,150   $5,912,064   $3,173,065   $1,928,995

Cost of sales                            4,974,834    2,705,184    1,646,800      857,423
                                       -----------   ----------   ----------   ----------
Gross profit                             5,061,316    3,206,880    1,526,265    1,071,572
                                       -----------   ----------   ----------   ----------

Operating expenses:
 Selling                                 1,964,483      931,721      691,100      295,896
 General and administrative              2,893,794    2,088,860    1,030,258      716,929
 Engineering                                35,163       26,547       11,528        9,303
                                       -----------   ----------   ----------   ----------
                                         4,893,440    3,047,128    1,732,886    1,022,128
                                       -----------   ----------   ----------   ----------

Income (loss) from operations              167,876      159,752     (206,621)      49,444
                                       -----------   ----------   ----------   ----------

Other income (expense):
 Interest income                            49,523       26,029       19,332        6,041
 Interest expense                         (145,444)     (28,977)     (57,578)      (8,226)
 Officer termination costs                       -      (95,000)           -            -
 Gain (loss) on sale of equipment           10,532        5,700       (2,000)           -
 Other                                       2,440         (573)      (5,035)         138
                                       -----------   ----------   ----------   ----------
                                           (82,949)     (92,821)     (45,281)      (2,047)
                                       -----------   ----------   ----------   ----------

Income (loss) before income taxes           84,927       66,931     (251,902)      47,397

Income taxes                                     -            -      (15,140)           -
                                       -----------   ----------   ----------   ----------

Net income (loss)                      $    84,927   $   66,931   $ (236,762)  $   47,397
                                       ===========   ==========   ==========   ==========

Net income (loss) per share                   $.03         $.03        $(.08)        $.02
                                       ===========   ==========   ==========   ==========

Weighted average number of shares
outstanding                              2,628,467    2,315,560    2,803,407    2,357,399
                                       ===========   ==========   ==========   ==========



    See accompanying notes to  condensed consolidated financial statements.

                      LA-MAN CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                           Nine Months Ended
                                                                               March 31,
                                                                        -----------------------
                                                                            1996        1995
                                                                        ----------    ---------

Cash  flows from operating activities:
     Net income                                                        $   84,927   $   66,931
     Adjustments for non-cash charges                                     323,665      219,691
     Changes in assets and liabilities                                   (548,286)    (189,810)
     Gain on disposal of asset                                            (10,532)      (5,700)
                                                                        ----------    ---------

          Net cash provided by (used for) operations                     (150,226)      91,112
                                                                        ----------    ---------
Cash flows used for investing activities:
     Capital expenditures                                                (344,956)    (126,006)
     Leased sign expenditures                                            (143,830)           -
     Decrease in advances to Vision Trust Marketing, Inc.                       -      106,056
     Purchase of Vision Trust Marketing, Inc.(net of cash acquired)             -     (259,597)
     Patent expenditures                                                   (4,193)      (2,536)
     Proceeds from sale of asset                                           10,532        5,700
     Payment for DBI, net of cash acquired of $59,820                    (409,748)           -
     Other                                                                 11,747       92,443
                                                                        ----------    ---------

          Net cash used for investing activities:                        (880,448)    (183,940)
                                                                        ----------    ---------

Cash flows from financing activities:
     Proceeds from sale of common stock                                    10,000      120,384
     Proceeds from revolving line of credit                               264,117            -
     Payment for exercise (purchase) of outstanding warrants              248,063       (2,500)
     Net payments on capital  lease obligations                           (23,069)     (11,260)
     Increase(decrease) in notes payable and debt                         167,032     (299,997)
                                                                        ----------    ---------

          Net cash provided by (used for) financing activities            666,143    ( 193,373)
                                                                        ----------    ---------

Decrease in cash                                                         (364,531)    (286,201)

Cash, beginning of period                                                 364,531      370,650
                                                                        ----------    ---------

Cash, end of period                                                    $      -0-   $   84,449
                                                                       ==========   ==========

Supplemental non-cash investing and financing activities:
          Issuance of common stock for DBI                              1,100,000
          Issuance of convertible note for DBI                            750,000
          Issuance of common stock for 401K matching contribution          45,588



See accompanying notes to condensed consolidated financial statements.

                      LA-MAN CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1-   BASIS OF PRESENTATION

          The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. This report should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995 and Quarterly Reports on Form 10-QSB for the first and second quarters ended September 30, 1995 and December 31, 1995, respectively.

          The results of operations for the nine months and three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

          In November 1994, the Company completed the purchase of Vision Trust Marketing, Inc. ("VTM") and in September 1995, the Company completed the purchase of Don Bell Industries, Inc. ("DBI") See Note 7. Both VTM's and DBI's results of operations since acquisition are included in the results for the current fiscal quarter and nine months ended March 31, 1996. VTM's operations were included in the 1995 periods from the date of acquisition, whereas DBI's operations are not included for the same periods in 1995.

NOTE 2-   INVENTORIES

          Inventories at the end of interim periods are based on perpetual inventory records. Inventories consist of the following:

                                                         March 31,
                                                           1996
                                                        -----------
                                                        (Unaudited)

Raw materials and work in progress                        $885,982
Finished goods                                             159,501
Cartons and supplies                                        81,047
                                                          --------

                                                       $ 1,126,530
                                                       ===========



NOTE 3-   LINE OF CREDIT AND REFINANCING

          In December, 1995, the Company completed the refinancing of its line of credit and a major portion of the debt assumed in the acquisition of DBI in September of 1995.

          The Company entered into a $500,000 revolving line of credit with a two-year term ending December 27, 1997 with interest adjustable at 1 percent over the prime rate published in the Wall Street Journal. The revolving line of credit requires interest to be paid monthly with the principal due at the end of the term. The Company also entered into a $250,000 five- year term loan ending December 27, 2000 with interest adjustable at 2 percent over the prime rate published in the Wall Street Journal. The term loan requires $4,166.67 of principal and interest to be paid monthly. These loans require the Company to maintain a tangible net worth of $750,000 which increases to $1,500,000 at June 30, 1996, a 3 to 1 interest coverage and a cash flow coverage of 2.5 to 1 at each fiscal year end. The loans are secured by accounts receivables, inventories, real estate and subsidiary guarantees.

          At the same time, the Company entered into a new mortgage loan secured by the DBI building and land in the amount of $840,000. The mortgage loan is based on a twenty-year amortization with a five-year term and has an adjustable interest rate of 1 1/2 percent over the prime rate published in the Wall Street Journal. At the current prime rate, the monthly payment of principal and interest is $8,106.18.

          Concurrent with this financing, the Company paid off its old line of credit and the DBI long-term debt except for a $125,255 mortgage loan secured by certain land. The outstanding balance on the revolving line of credit was $264,117 at March 31, 1996 and $120,100 at May 9, 1996.

          In February 1996, the Company purchased a building in Port Orange, Florida for $162,500 plus expenses, as part of its plan to move its filter division to Florida in May 1996. The building was financed by a one year note in the amount of $146,250 with interest payable monthly at prime plus 1%. The note is intended to be paid off with the proceeds from the sale of the lubrication and filter division's building and land in Hamilton, Indiana when sold.


NOTE 4-   LONG-TERM DEBT

Long-term debt consists of the following:

   Five-year term convertible note with an 8% coupon
   payable semi-annually and principal payable in equal
   annual installments beginning in September 1998.
   The note has a call provision starting at 105 in
   year one declining to 100 in year five.  The note
   may be converted into common stock of La-Man
   Corporation at $5.00 a share at any time by the
   holder.                                                      $  750,000

   Mortgage loan secured by DBI land and building with
   monthly principal and interest payments of $8,106.18.
   Interest is adjustable and based on 1 1/2 percent over
   the prime rate quoted in the Wall  Street Journal.
   The remaining principal is due December 27, 2000.               836,577

   Term loan with 60 monthly payments of $4,166.67 plus
   interest adjustable at 2 percent over prime and secured
   by receivables, inventory, real estate and subsidiary
   guarantees.                                                     237,500

   Revolving line of credit up to $500,000 maturing on
   December 27, 1997 with interest at 1 percent over prime,
   payable monthly.                                                264,117

   A one-year note with interest, adjustable at 1 percent
   over prime.  Principal is due at February 28, 1997 or
   earlier on the completion of the sale of the building
   and land in Hamilton, IN.                                       146,250

  DBI mortgage note bearing interest at 9%, monthly
  principal and interest payments of $1,420 through
  April 2008, secured by  certain land.                      125,255

  Unsecured note to a supplier payable in 18 equal
  monthly payments of $3,265.28 with interest at
  8.5 percent, beginning May 2, 1996                          55,000
                                                          ----------

                                                           2,414,699

  Less current portion                                       257,239
                                                          ----------

Total                                                      2,157,460
                                                          ==========


NOTE 5-   SALE OF STOCK

          In January and February 1996, the SD warrant holders exercised 330,750 warrants to purchase common stock of the Company at an exercise price of $.75 per share for net proceeds to the Company of $248,062. The remaining 3,000 unexercised expired on February 28, 1996.

          In March 1996, the Company privately sold 10,000 newly issued shares of common stock for $1 per share for net proceeds of $10,000. In addition, the Company has agreed with a supplier to issue 36,000 shares of common stock at a price of $1.25 per share in consideration of a $45,000 reduction in certain indebtedness of DBI to the supplier. This transaction had not been completed at May 9, 1996, pending issuance instructions from the supplier.

NOTE 6-   EMPLOYEE DEPARTURE COSTS

          The Company accrued costs of $95,000 related to the departure of two executive officers/employees of the Company effective September 28, 1994. Financial and other terms of these employee departures were negotiated and paid as of September 1995.

NOTE 7-   ACQUISITIONS

          In November 1994, the Company purchased all of the shares of common stock of VTM in consideration of the cancellation of a note receivable in the amount of $180,195. VTM is an authorized agent of MCI Telecommunications Corporation ("MCI") and generates commissions from MCI through the solicitation and sale of MCI long distance services. The Company also entered into a consulting agreement with the former shareholder of VTM. Under that consulting agreement, the former owner received 70,000 newly issued shares of registered common stock of the Company under its 1994 Amended and Restated Employee and Consultant Stock Compensation Plan for services to be rendered over the life of the agreement. The consulting agreement also calls for the consultant to receive a share of the future commissions received by VTM from MCI, ranging between 5 and 10 percent based on certain achieved commission levels. The acquisition has been accounted for by the purchase method of accounting, and the purchase price of $180,195 approximated the fair value of the net assets acquired including goodwill of $215,493. The operating results of VTM are included in the Company's consolidated results of operations from the date of acquisition.

          On September 7, 1995, the Company acquired all of the outstanding common stock, all of the outstanding 8% cumulative preferred stock and $935,091 of notes receivable of Don Bell Industries, Inc. for total consideration of $2,319,568 comprised of the following:

               1) Cash of $360,000 to the sellers and expenses incurred of
                  $109,568
               2) $750,000 convertible note with the following provisions:
                    a) Coupon - 8%, payable semiannually
                    b) Conversion price - $5.00 per share
                    c) Term - five years payable in equal annual installments
                       beginning September 1998
                    d) Call provision - 105 in year one declining to 100 in year five
               3) 275,000 newly issued shares of common stock
               4) Additional cash, common stock or debt at the Company's option, contingently issuable should the market price of the Company's common stock not exceed $4 per share for any consecutive 20-day period prior to December 31, 1996

          The acquisition has been accounted for by the purchase method of accounting. The operating results of DBI are included in the Company's consolidated results of operations from the date of acquisition.

                      LA-MAN CORPORATION AND SUBSIDIARIES

          ITEM 2. MANAGEMENT'S DISCUSSSION AND ANALYSIS OF FINANCIAL
          ----------------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

          The following discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations set forth in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995 filed with the Securities and Exchange Commission on September 28, 1995, which discussion is incorporated herein by reference.

NINE MONTHS ENDED MARCH 31, 1996 VS. MARCH 31, 1995
- ---------------------------------------------------

          The results of operations for the nine months ended March 31, 1996 include the operations of VTM and DBI which were acquired in November 1994 and September 1995, respectively,and accounted for as purchase transactions. VTM's and DBI's operating results for the nine months ended March 31, 1996 are as follows:

                                               VTM           DBI
                                             ---------------------
                                                   (In 000's)
        Sales                                $  368         $3,230
        Cost of Sales                            59          2,069
                                              -----         ------
        Gross Profit                            309          1,161

        Operating Expenses                      524            946
                                              -----         ------
        Income (Loss) from Operations          (215)           215
          Interest Income                         -             29
          Interest Expense                        -           (127)
          Gain on Sale of Equipment               -              8
                                              -----         ------
        Income (Loss) Before Income Taxes     ($215)        $  125
                                              =====         ======

          Sales for the nine months ended March 31, 1996 were $10,036,150, an increase of $4,124,086 or 70%. Net income increased to $84,927 as compared to the prior nine months net income of $66,931. Earnings per share of $.03 in the current nine-month period was equal to the prior nine month period.

          Absent the acquisition of DBI: 1) consolidated sales of $6,806,150 represented an increase of $894,086 or 15% over the nine months ended March 31, 1995; 2) for the same period an operating loss of $47,124 for the period compared to operating income of $159,752; 3) the gross profit of $3,900,316 was an improvement of $693,436 or 22% over the comparible period in 1995 and 4) the gross profit margin improved from 54% to 57%.

          The lubrication and filtration division's sales of $1,227,879 represented a decrease of $41,266 or 3%. Gross profit of $744,886 represented a decrease of $10,443 or 1%. A higher gross margin percentage of 61% as compared to 60% prevented a further profit erosion from the sales decline. The packaging operations' sales decreased $224,084 or 24% to $702,898 due to a complete turnover of the sales force and an emphasis on higher margin products. The Company is optimistic that the recent changes made in management will improve this operation in the near future.

          The long-distance telephone services telemarketing operation had sales of $367,998 compared to $8,249 in the prior period. Operating losses in the current period were $215,165 , an increase of $144,680 from the prior period. A new more lucrative contract has been negotiated with MCI and management is optimistic that operating results will improve in the coming year.

          The church and school sign marketing operations' sales of $4,573,376 increased from $3,720,791 or 23%. The increase was basically due to record orders booked in June in advance of a price increase and the increase in the trained sales force added in the prior year. The gross margin increased in line with the sales increase.

          Excluding DBI, operating expenses of $3,947,440 in the nine months ended March 31, 1996 represented an increase of $900,312 or 30% as compared to the nine months ended March 31, 1995. The primary reasons for the increase were higher costs related to the church and school sign marketing operations which incurred greater selling and support costs related to the increase in revenues. The telemarketing operation which expanded this year also had higher selling and administrative costs. In addition, corporate expenses increased related to the Company's annual report, proxy statement and shareholders meeting.

          Other expenses of $82,949 decreased from $92,821 for the nine months ended March 31, 1995. The Company recorded a charge of $95,000 for costs related to the dismissal of two officers by the Board of Directors in September 1994. See Note 6 to Financial Statements. Interest expense increased in 1996 due primarily to the debt incurred with the DBI acquisition.

THREE MONTHS ENDED MARCH 31, 1996 VS. MARCH 31, 1995
- ----------------------------------------------------

          The results of operations for the quarter ended March 31, 1996 include the operations of Vision Trust Marketing, Inc. ("VTM") and Don Bell Industries ("DBI") which were acquired in November 1994 and September 1995, respectively, and accounted for as purchase transactions. VTM's and DBI's operating results for the three months ended March 31, 1996 are as follows:

                                              VTM            DBI
                                             --------------------
                                                  (In 000's)
            Sales                            $ 118         $1,068
            Cost of Sales                       19            742
                                             -----         ------
            Gross Profit                        99            326

            Operating Expenses                 202            421
                                             -----         ------

            (Loss) from Operations            (103)           (95)
              Interest Income                    -             11
              Interest Expense                   -            (49)
              (Loss) on Sale of Equipment        -             (2)
                                             -----         ------

             (Loss) before Income Taxes      $(103)        $ (135)
                                             =====         ======


          Absent the acquisition of DBI, consolidated sales of $2,105,065 increased $176,070 or 9% as compared with the three months ended March 31, 1995. The gross profit of $1,200,265 was an improvement of $128,693 or 12%. The gross profit margin improved to 57% versus 56% in the comparative three month period.

          The lubrication and filtration division's sales of $429,595 was an increase of $5,474 or 1% with gross profits increasing to $259,647 from $256,170. The packaging operations' sales decreased by $14,592 or 6% to $240,444 in the quarter ending March 31, 1996 due to changes in the sales force and emphasis on higher margin products. The gross margin percentage decreased to 21% from 23% in the prior period due to a write-down of inventory.

          The church and school sign marketing operations' sales of $1,330,203 increased from $1,248,825 in the quarter ending March 31, 1996, an increase of $81,378 or 7% due primarily to the increased trained sales force added in the prior year. Bad weather in the Northern states impacted orders and shipments in the quarter. Gross margins increased to $790,176 from $751,363, an increase of $38,813 or 5% due primarily to the increased sales.

          VTM, the Company's long-distance telemarketing subsidiary, had sales of $118,573 in the current quarter vs. $5,678 in the prior quarter. Operating losses of $103,123 were higher by $59,266, the result of continued investment in the development of this operation.

          Excluding DBI, operating expenses of $1,311,886 for the quarter represented an increase of $289,758 or 28% as compared to the quarter ending March 31, 1995. The primary reason for the increase was higher costs related to the church and school sign marketing operations and the telemarketing operation both of which incurred greater selling and administrative costs.

          Other expenses of $45,281 increased from $2,047 for the three months ended March 31, 1995 primarily due to higher interest costs related to the DBI acquisition.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

          Liquidity and capital resources will be discussed in three broad categories, namely, operating, investing, and financing activities. The cash available at June 30, 1995 of $364,531 was completely used at March 31, 1996.

          Net cash used for operating activities in the nine-month period ending March 31, 1996 was $150,226. Net income of $84,927 and non-cash charges for depreciation and amortization of $323,665 were more than offset by the net changes in assets and liabilities of $548,286.

          Net cash used for investing activities of $880,448 related largely to the payment for DBI of $469,568 less the cash acquired with the acquisition of $59,820. The Company also used $344,956 for capital expenditures primarily for its new facility in Port Orange, Florida for the lubrication and filter operation. DBI also invested $143,830 in new leased signs in the period.

          Net cash provided by financing activities for the nine-month period ending March 31, 1996 was $666,143. The Company took down $264,117 of its new $500,000 revolving line of credit. The

Company has since reduced another $144,017 of its line of credit balance leaving an available balance of $379,900 at May 9, 1996.

          In January and February 1996, 330,750 SD Warrants were converted to La-Man Corporation common stock for net proceeds to the Company of $248,063 and 10,000 unregistered shares of common stock were sold for a net proceeds of $10,000.

          The Company completed its debt refinancing in December 1995 by entering into a $500,000 two-year term revolving line of credit, a new mortgage on DBI's principal manufacturing facility in the amount of $840,000 based on a twenty-year amortization for a five-year term and a $250,000 five-year term loan repayable at $4,166.67 a month plus interest. In February 1996, the Company entered into a one-year note on its new facility for the filter division in the amount of $146,250. The Company intends to repay this note with the proceeds from the sale of the Company's lubrication and filter division's facility in Hamilton, Indiana. See Note 3 to Financial Statements.

                    PART II - OTHER INFORMATION

ITEM  1.  LEGAL PROCEEDINGS.
- ---------------------------

     Not applicable

ITEM  2.  CHANGES IN SECURITIES.
- -------------------------------

     Not applicable

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES.
- -----------------------------------------

     Not applicable

ITEM  4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY - HOLDERS.
- --------------------------------------------------------------

     Not applicable

ITEM 5. OTHER INFORMATION.
- --------------------------

     Not applicable

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K.
- -------------------------------------------

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

                                         LA-MAN CORPORATION

Date:  May 9, 1996             By: /s/  J. William Brandner
                                  --------------------------------------
                                  J. William Brandner, President & Chief
                                  Executive Officer

                               By: /s/ Otto J. Nicols
                                  ---------------------------------------
                                  Otto J. Nicols, Vice President & Treasurer,
                                  Chief Financial Officer & Chief Accounting
                                  Officer