Form 10KSB
period 1996-06-30
LA MAN CORPORATION
filed 1996-09-26
CIK 718660

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

     For the fiscal year ended:          Commission file number:
            June 30, 1996                        0-14427

                               LA-MAN CORPORATION
                 (Name of Small Business Issuer in Its Charter)

         NEVADA                                           38-2286268
(State or other Jurisdiction                           (I.R.S. Employer
of Incorporation or Organization)                   Identification Number)

2180 West State Road 434, Suite 6136, Longwood, Florida  32779   (407) 865-5995
   (Address, including zip code, of principal executive offices and telephone number, including area code of Issuer)

Securities registered under Section 12(b) of the Act:  None

Securities Registered under  Section 12(g) of the Exchange Act:    Common Stock,
$.001 Par Value

          Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
[X] Yes  [_] No

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

       Issuer's revenues for its most recent fiscal year:   $13,696,607

       On September 13, 1996 the bid and ask prices of the Common Stock were $1.38 and $1.69, respectively, according to NASDAQ Small Cap Market quotations furnished by the National Quotation Bureau, Inc. The aggregate market value of the voting stock of the Issuer held by non-affiliates based on the average of the bid and ask prices on September 13, 1996 was $3,425,395.

       As of September 13, 1996, 3,228,394 shares of Common Stock were outstanding.

       Transitional Small Business Disclosure Format (check one): [_] Yes [X] No

                      DOCUMENTS INCORPORATED BY REFERENCE

       The information required by Item 9, Item 10, Item 11 and Item 12 of Part III of this Report is incorporated by reference from the Issuer's definitive proxy statement to be filed in accordance with Rule 14a-101, Schedule 14A, in connection with the Issuer's November 19, 1996 meeting of shareholders which involves the election of directors.

                                     PART I

  ITEM 1. BUSINESS.
  -----------------

       La-Man Corporation, a Nevada corporation, was originally incorporated in Michigan on November 2, 1979 and remained substantially inactive until the autumn of 1980. On February 4, 1983 , La-Man Corporation, a Nevada corporation ("the Company"), was formed and, pursuant to a Certificate of Merger filed on May 16,1983, the Michigan corporation was merged into the Nevada corporation. The Company's executive office is located at 2180 West State Road 434, Suite 6136, Longwood, Florida 32779. Its telephone number is
  (407)865-5995. The Company operates in three business segments: filtration manufacturing; sign marketing and manufacturing; and telecommunications marketing. The Company believes it only has one product line in each business segment.

       The Company's direct wholly-owned subsidiaries include Nevada SEMCO, Inc., a Nevada corporation ("SEMCO"), Don Bell Industries, Inc. Nevada, a Nevada corporation (Don Bell Nevada), Don Bell Industries, Inc., a Florida corporation ("Don Bell"), Heritage Packaging Services, Inc., an Indiana corporation ("Heritage") and Vision Trust Marketing, Inc., a Florida corporation ("Vision"). The Company's indirect wholly-owned subsidiaries include J.M. Stewart Industries, Inc., a Florida corporation ("Stewart Industries") and J.M. Stewart Corporation, a Florida corporation ("Stewart Corporation"), each of which is directly owned by SEMCO, and TracTel Communications, Inc., a Florida corporation ("TracTel"), which is directly owned by Stewart Corporation.

       Since the commencement of its operations, the Company has been engaged in the manufacturing and sale of a line of products which, when installed in compressed air lines, substantially reduce or totally eliminate water and condensate problems and most foreign contaminants, such as moisture, oil, dust, rust, and the like, in the air line. The Company assembles and ships all of its products from its own premises in Port Orange, Florida. However, to minimize production costs, the actual components are manufactured by others using tooling owned by the Company.

       Heritage was incorporated on September 27, 1984. On January 5, 1991, the Company acquired all of the issued and outstanding stock of Heritage in exchange for shares of the Company's common stock. Heritage marketed and distributed various packaging materials and supplies, such as cartons, tape, staples, stretch and shrink film, foam shipping bags, Kraft paper, solid fiber board grades and various other packing materials and supplies to industrial and commercial establishments within an approximately 100-mile radius of Ft. Wayne, Indiana. This business was discontinued in August 1996.

        SEMCO was incorporated on August 12, 1993. SEMCO is the holding company for Stewart Corporation which designs and markets outdoor signs for churches, schools, and other institutional businesses and Stewart Industries, which produces graphic arts and screen print products. TracTel was incorporated March 21, 1994 to be a developer of affinity programs for church groups. Such efforts have proved unsuccessful and TracTel is currently inactive.

       On November 14, 1994, the Company purchased Vision and operates the corporation in Orlando, Florida as a wholly-owned subsidiary offering long distance telephone services as an authorized agent of MCI. In May 1996, Vision entered into a new contract with MCI to extend certain commitment dates and permit certain other activities, and the Company changed the direction of Vision to pursue selling directly to international businesses and to concentrate on selling long-term contracts with higher commission rates. This new marketing direction has only started recently, and it is too soon to evaluate its success in this area.

       On September 7, 1995, the Company purchased Don Bell, located in Port Orange, Florida. Don Bell was incorporated on January 1, 1982, which was a successor to a family owned business and is a commercial sign manufacturer. It has recently begun the manufacturing of some church and school signs for Stewart Corporation. All manufacturing is done at its owned plant in Port Orange, Florida.

       Unless the context otherwise requires , the term "Company" hereinafter refers to La-Man Corporation, Heritage, SEMCO and its subsidiaries Stewart Corporation and Stewart Industries, Don Bell, Don Bell Nevada, Vision , and TracTel. The Company's Consolidated Financial Statements include the accounts of all subsidiaries. See Note 15 to the Company's Consolidated Financial Statements for information relating to the Company's industry segments.

  Line of Credit Loan Agreement

       On February 27, 1996, as part of an overall refinancing (See Note 9 Long-term Debt), La-Man Corporation and Heritage, SEMCO, Stewart Corporation, Don Bell , Stewart Industries, Vision, and TracTel ("Subsidiary" or "Subsidiaries"), entered into a Loan and Security Agreement ("Loan Agreement") with The Bank of Winter Park, Winter Park, Florida (the "Bank"), which provides that the Bank will loan to the Company up to the principal amount of $500,000 from time to time under a revolving line of credit, evidenced by a Master Note in such maximum principal amount from the Company to the Bank. Under the terms of the Master Note, principal borrowings outstanding bear interest at the rate of 1% per annum above the prime interest rate as announced by the Wall Street Journal. The Company is required to pay monthly installments of accrued interest only on the outstanding principal balance until December 27, 1997 (the "Maturity Date"), at which time all outstanding principal and accrued but unpaid interest is due and payable. The Company also entered into a $250,000 five-year term loan ending December 27, 2000 with interest adjustable at 2 percent over the prime rate published in the Wall Street Journal. The term loan requires $4,166.67 of principal and interest to be paid monthly.

       The Loan Agreement contains various covenants, including the following:

            (a) The Company is required to maintain a tangible net worth (i.e., total assets minus total liabilities minus any intangible assets as defined under generally accepted accounting principles) of no less than $1,500,000, to be measured at each fiscal quarter of the Company commencing June 30, 1996;

            (b) The Company is required to maintain an interest coverage ratio, defined as earnings before interest and taxes divided by interest, of no less than 3-to-1, to be measured at each fiscal quarter commencing June 30, 1996. The Company was in violation of this requirement for fiscal 1996 and the lender has granted a waiver through June 30, 1997;

            (c) The Company is required to maintain a cash flow coverage, defined as net income plus depreciation divided by current maturities of long-term debt and capitalized leases, of no less than 2.5 to 1.0 at each fiscal year end, commencing June 30, 1996;

            (d) The Company is prohibited, without the Bank's written consent, from making other borrowings or incurring any other direct or indirect, fixed or contingent indebtedness; however, the Company has the right to acquire the stock or assets of another corporation or entity in exchange for capital stock of the Company, provided the Company and its Subsidiaries on a consolidated basis continue to satisfy the applicable representations, warranties and covenants contained in the Loan Agreement and provided that neither the Company nor any of its Subsidiaries assumes any debt of the acquired corporation or entity.

       The obligations of the Company under the Loan Agreement are secured by all accounts receivables, inventories and real estate of the Company and the Subsidiaries, and by the separate joint and several continuing guaranties of the Subsidiaries.

       In the event the Company fails to pay any monetary obligation within 10 days after the date due, or in the event the Company or any Subsidiary fails to remedy or cure to the satisfaction of the Bank any representation, warranty or covenant of the Company or the Subsidiary under the applicable loan document within 20 days after written notice from the Bank, or if there is a change in the Company's present executive management without the prior written approval of the Bank, the Bank has the right to accelerate the maturity of all obligations of the Company under the Loan Agreement and exercise all rights granted to the Bank with respect to the collateral securing such obligations.

       At the same time, the Company entered into a new mortgage loan secured by the Don Bell building and land in the amount of $840,000. The mortgage loan is based on a twenty-year amortization with a five-year term and has an adjustable interest rate of 1 1/2 per cent over the prime rate published in the Wall Street Journal. At the current prime rate, the monthly payment of principal and interest is $8,106.18

       Concurrent with this financing, the Company paid off its old line of credit and the Don Bell long-term debt except for a $125,255 mortgage loan secured by certain land.

       As of June 30, 1996, no balance was outstanding under the Company's revolving line of credit facility with the Bank.

       In February 1996, the Company purchased a building in Port Orange, Florida for $162,500 plus expenses, as part of its plan to move its filter division to Florida which was completed in May 1996. The building was financed by a one year note in the amount of $146,250 with interest payable monthly at prime plus 1%. A contract for the sale of the Hamilton property was entered into in June of 1996 and closed in early July. The note for $146,250 plus outstanding interest was paid off at the closing. The Company recorded a gain on the sale of the property of $66,444 in June 1996.

  Acquisition of Don Bell Industries, Inc.

       On September 7, 1995, the Company acquired all of the outstanding shares of Don Bell a Port Orange, Florida, manufacturer of commercial signs in exchange for 275,000 newly issued shares of La-Man Common Stock, a 8% five-year convertible note in the amount of $750,000 and cash of $360,000. In the event the reported average closing price of La-Man common stock for any period of 20 consecutive days prior to December 31, 1996 does not equal or exceed $4.00 per share, then on or before January 31, 1997, the Company will be required to pay additional consideration to the prior shareholders of Don Bell, in cash, additional shares of common stock, debt, or a combination thereof (all at the option of the Company) in an amount equal to the difference between such $4.00 per share target price and the highest reported average closing price of La-Man common stock for any consecutive 20-day period prior to December 31, 1996. As of August 31, 1996 the highest 20-day average was $1.86. The convertible note, which is convertible into La-Man Common Stock at $4.76 per share, is payable in equal annual installments of $250,000 in the last three years of the note. Interest is payable semi-annually and the Company has a call feature at 105% of principal in year one reducing annually to 100% in year five.

       Don Bell is a fifty-year old manufacturer of commercial signs. In addition to its own operation, it has begun manufacturing signs for Stewart Corporation which previously has had its church and school signs produced by third party manufacturers, principally by one vendor . This added ability is expected to improve the overall profitability of the Company without substantial capital investment.

  Acquisition of Vision Trust Marketing, Inc.

       In November 1994, the Company purchased the outstanding shares of common stock of Vision, an authorized agent of MCI. Under the terms of the acquisition agreement, La-Man canceled certain contractual advances due TracTel from Vision in the amount of $180,195 and assumed the net liabilities of Vision. It also entered into a consulting agreement with the prior owner of Vision and issued 70,000 newly issued shares of common stock under its 1994 Amended and Restated Employee and Consultant Stock Compensation Plan as consideration for consulting fees under the agreement. The consulting agreement also calls for the consultant to receive as compensation a share of the future commissions received by Vision from MCI, ranging between 5 and 10 percent based on certain achieved commission levels. The acquisition of Vision is being handled as a purchase for accounting purposes. The purchase resulted in the creation of goodwill in the amount of $215,493 and a deferred charge of $73,500 related to the stock issued under the consulting agreement both of which are being amortized over 20 years.

  Merger Agreement with SEMCO and Public Offering

       On August 19, 1993, SEMCO, a wholly owned subsidiary of the Company, entered into an Agreement and Plan of Reorganization ("Merger Agreement") with Stewart Eleemosynary Marketing Corporation ("SEMC"), a Florida corporation, and J. Melvin Stewart, the sole shareholder of SEMC. In January SEMC was merged into SEMCO upon completion of the conditions specified in the Merger Agreement.

       SEMCO has two operating subsidiaries, Stewart Corporation and Stewart Industries, both Florida corporations. Stewart Corporation markets an extensive line of custom designed and stock sign products which are specifically designed for external use by churches and schools. Stewart Industries is engaged in screen printing, design, and production of vinyl lettering and graphics, and graphic arts.

       Under the terms of the Merger Agreement, the Company paid Mr. Stewart $214,312 in cash and 316,923 restricted shares of common stock. For financial statement purposes, the value of the restricted shares was discounted from the public offering price of $3.25 per share to $2.60 per share to reflect the restriction on the transfer of the shares for a total investment cost of $1,038,312.

       The purchase price and consideration paid by the Company and SEMCO were determined by negotiation between the parties. The total purchase price, paid by the Company was $1,038,312 and has been allocated to the assets and liabilities of SEMCO as follows: current assets, $618,115, property, plant, and equipment, $291,664; other assets, $8,161; goodwill, $1,182,488; and liabilities $1,062,116.

       On January 6, 1994, the Company made a registered offering to the public of 310,000 units at $6.50 per unit, each unit consisting of two shares of common stock and two redeemable common stock purchase warrants through its underwriter Mathews, Holmquist and Associates, Inc. The warrants, as issued, entitled the registered holder to purchase one share of common stock at an exercise price of $3.90 per share for a period of 24 months from the January 6, 1994 effective date of the registration statement under which such units were registered.

       The net proceeds to the Company from the registered offering and sale of the units was $1,353,431 and the proceeds were used as follows:

                                                          Amount
                                                        ----------
                  Payment of Subordinated Debentures    $  495,000
                  Loan to Stewart Corporation              450,000
                  Payment of Note Payable                   75,000
                  Working Capital                          333,431
                                                        ----------
                                                        $1,353,431
                                                        ==========

       The public offering and the merger were completed concurrently on January 13, 1994.

  Principal Products

       Filtration and Lubrication Products. The Company is presently producing the Pneumatic/Dryer(R) in a base model designated Model L-100 and accepts special orders on other sizes and variations. The Pneumatic/Dryer(R) is designed to be installed in a compressed air line within six feet of the end use. These products remove moisture and impurities from compressed air lines at rates ranging from 10 standard cubic feet per minute (SCFM) to 150 SCFM. The Pneumatic/Dryer(R) has a replaceable cartridge which can be changed in most models without disconnecting the air line.

       The Extractor/Dryer (R) is designed to remove moisture and impurities from compressed air lines at higher levels of volume than the Pneumatic/Dryer(R) (15 SCFM-2000 SCFM). The Extractor/Dryer (R) uses a two-step air filtration process, rather than a single-stage process, to remove moisture and harmful contaminants from compressed air lines. The Company currently manufactures ten sizes of the Extractor/Dryer (R) which have been used in a variety of systems and equipment, including industrial, automotive, atomic energy plants, and hospital, dental, bakery and sandblasting equipment as well as numerous other applications. It can be used to supplement the Pneumatic/Dryer(R) for demanding applications, such as spray painting. In the years ended June 30,1996 and June 30, 1995, the various Extractor/Dryers accounted for 7% and 14% of consolidated net sales, respectively.

       The Pneuguard (R) is an advanced air tool lubricator which supplies a precise amount of lubricant to the inside of an air tool. Its unique design, which combines a ball check valve, a flow sensor and pressure diaphragm, prevents sudden surges of lubricant at start-up or impulse operations. Moreover, unlike gravity-fed devices, the Pneuguard(R) efficiently lubricates air tools in any position in which it is set.

       The LA-MAN Dryer/Pneuguard(R), as indicated by its name, combines the moisture and contaminant- removing function of the Pneumatic/Dryer(R) with the lubricating function of the Pneuguard(R). The use of this product facilitates the continuous operation of compressed air machinery.

       The Company also manufactures and markets replacement filters and filter materials for each of its filtration devices. Replacement filter sales represented 3% and 5% of consolidated net sales for the years ended June 30, 1996 and 1995, respectively.

       The Company's float drains may be used with the Extractor/Dryer (R) to automatically expel liquids from the compressed air filter.

       Institutional Sign Products. Stewart Corporation markets custom designed and stock sign products specifically designed for outdoor use by institutional organizations such as churches and schools. The Company has recently begun selling to other institutional organizations. The signs and signage products sold by Stewart Corporation are constructed from quality materials intended to provide years of service to the church or school. A twenty-year comprehensive warranty is provided with each sign product sold by Stewart Corporation, and warranty claims have historically been less than one percent of sales. The sign cabinet is constructed of heavy gauge aluminum extrusions which are welded at mitered corners. The exterior of the sign cabinet is painted in various, selected customer colors utilizing high quality automotive paints. The formed faces of the signs are constructed of a polycarbonate product principally manufactured by General Electric under the product name Lexan. The Lexan face provides a sign face which is long lasting, weather and hazard resistant and extremely shatterproof. The actual design of the sign can be selected from various stock models which have been designed by Stewart Corporation or a sign may be custom designed by the customer with Stewart Corporation's assistance.

       The signs are internally illuminated by fluorescent lamps for night visibility, and have facing which permits the user to customize the message or announcement on the sign. The signs are supported by an external structure called a yoke, which utilizes rectangular steel or aluminum tubing from the frame's base plate up to and around the sign. The signs utilize a steel base plate which can be bolt mounted on a concrete, stone or steel pylon base. The signs are designed for ease of installation by the customer.

       Sign and sign component manufacturing historically have been carried out under Stewart Corporation supervision by non-affiliated manufacturing and assembly businesses. The majority of the sign manufacture is now handled by one unaffiliated company under an agreement dated March 3, 1995 under which Stewart Corporation committed for an eighteen month period that it would order a minimum of 80 signs per month or the actual number of signs sold that month, if less. Since entering that contract, the Company has sold between 91 and 142 signs each month. Drawings and specifications are submitted to the manufacturer, prices are negotiated and Stewart Corporation places individual orders with the vendor based on the agreed upon prices. Payment terms are 2% 15 days, net 30 days F.O.B. (product is drop shipped to customer). The manufacturing process utilizes molds, the engineering and design of which is proprietary to Stewart Corporation. Stewart Corporation does not maintain an inventory of stock signs at its Sarasota, Florida facilities. The third-party sign manufacturing has partially been shifted to Don Bell, which the Company acquired in September 1995. In using Don Bell, Stewart Corporation has introduced a new less corrosive aluminum yoke and a line of message center signs.

       Stewart Corporation does not depend upon a single customer, or a few customers, the loss of any one or more of which would have a material adverse effect upon Stewart Corporation. No single customer of Stewart Corporation accounted for sales equal to ten percent or more of Stewart Corporation revenues during the years ended June 30, 1996 and June 30, 1995. Stewart Corporation had one supplier of church signs which comprised purchases of 27% and 56% of the consolidated purchases for the years ended June 30, 1996 and June 30, 1995, respectively. Management of Stewart Corporation intends to reduce its dependency on this supplier by transferring more of its sign manufacturing to Don Bell.

       Approximately 75% of total Stewart Corporation revenues are derived from sales of signs and related products to churches, and approximately 24% of total Stewart Corporation revenues are derived from sales of signs and related products to schools. Stewart Corporation intends to create, develop and market additional products which will be compatible with Stewart Corporation's existing sign and related products, services and marketing procedures. Such additional products and services may include capital goods and items for use by churches, schools and other institutions as well as products and services for use by individuals in churches and schools. Sales to other institutional organizations were insignificant in the year ended June 30, 1996.

       Graphic Arts. Stewart Industries produces graphic arts and screen printed products. Stewart Industries also uses computers to design and produce die cut vinyl letters, symbols, and logos for signs. Stewart Corporation purchases changeable screen printed copy letters and lettered signs for its church and school signs from Stewart Industries. Approximately 71% and 68% of Stewart Industries sales during the years ended June 30, 1996 and June 30, 1995 respectively, were to Stewart Corporation.

       Commercial Signs. Don Bell is a producer of electronic message centers, custom designed identification systems and custom graphic systems for commercial clients. Its customer base is highly diversified and Don Bell relies on continued soliciting efforts to obtain its sales. In addition to outright sales, Don Bell offers leases to customers which are generally for five year terms. Maintenance agreements are offered on all sign sales and rentals and accounted for approximately 13 percent of Don Bell's revenue for the ten months ended June 30, 1996.

        Long-distance Services. Through its telemarketing operations Vision pursues commercial and individual customers to sell MCI long distance telephone services. In May 1996, Vision entered into a new contract with MCI and reorganized its focus to deal with businesses which have substantial international long distance usage and to push for long-term contracts with these groups. The new contract provides higher commission rates for long-term contracts and dependable commission income to Vision.

  Patent and Trademark Protection

       The Company is the owner of ten issued U.S. patents. A U.S. patent gives the patent owner the exclusive right to exclude others from making, using, and selling the invention for seventeen years from the grant of the patent. The issued patents are: number 4,464,186 relating to the

  Pneumatic Liquid Evaporator/Extractor (expires in the year 2001);number 4,483,417 relating to the Pneuguard(R) Lubricator (expires in 2001); number 4,487,618 relating to the Extractor/Dryer (R) (expires in 2001); number 4,810,272 relating to the Air Inlet Valve Arrangement for Pneumatic Equipment (expires in 2006); number Re 32,989 (Reissue of 4,600,416) relating to the Air Line Vapor Trap (expires in 2003); number 4,874,408 relating to a Liquid Drain Assembly (expires in 2006); number 4,925,466 relating to a Filter Cartridge Assembly (expires in 2007); number 5,030,262 relating to the Air Vapor Trap and Drain (expires in 2008); and number 5,114,443 relating to the Air Line Vapor Trap (expires in 2009)and number 5,261,946 relating to the Air Line Vapor Trap With Air Warming System (expires in 2010).

       The Company also is the owner of nine foreign patents and patents applications: Canadian Numbers 1,206,889 relating to the Pneumatic Dryer (expires 2003); 1,197,477 relating to the Extractor/Dryer(R) (expires
  2002);1,207,674 relating to the Pneuguard(R) Lubricator (expires 2003); and 1,267,057 relating to the Air Line Vapor trap(expires 2007); Canadian Patent Application Number 2,064,401 for the Air Line Vapor With Air Warming System; Japanese Patent Numbers 1,410,903 relating to the Airline Lubricator (expires
  2002); and 1,899,252 relating to the Air Line Vapor Trap (expires 2001); Taiwanese Patent Number UM 55136 relating to the Air Inlet Valve Arrangement for Pneumatic Equipment (expires 2000); and Swedish Patent Number 101,861 relating to the Airline Lubricator (next renewal date July 13, 1997).

       Finally, the Company is the owner of Reg. Number 1,287,666 for the trademark LA-MAN(R), Reg.Number 1,328,054 for PNEUGUARD(R), Reg. Number 1,596,100 for EXTRACTOR/DRYER(R), and Reg. Number 1,790,935 for ENCAPULATOR(R), all on the Principal Register of the U.S. Patent and Trademark Office, Reg. Number 1,359,880 for the mark EXTRACTOR(R) on the Supplemental Register and Reg number 1,844,119 for "We make Compressed Air Work". A Trademark is exclusive to the owner and is used to identify the Company's products and distinguish them from products sold by others, Federal trademark protection is perpetual, but the Company must renew its trademarks every ten years.

       The Company believes its filtration and lubrication products are proprietary assets of the Company's filtration manufacturing segment. The Company intends to maintain all patents and trademarks material to its business for their complete respective terms. Patents generally are granted for 17 year terms and are nonrenewable; trademarks are renewable for ten year terms. Heritage's, SEMCO's, Vision's, TracTel's and Don Bell's products and services are non-proprietary and, as a result, trademarks and patents are not deemed material to the Company's packaging materials and supplies and sign marketing segments or its long-distance telephone marketing operations.

  Marketing and Distribution

       The Company's filtration and lubrication business uses various techniques in marketing its products, such as trade media advertising, direct mail, attendance at trade shows and direct customer contact. Presently, approximately five percent of La-Man's products are sold by ten non-exclusive commissioned representatives. The balance is sold directly by the Company principally to end users, warehouse distributors and jobbers. The Company has expanded its marketing strategy to target the original equipment manufacturer ("OEM") market directly, rather than through distributors. An increasing percentage of the Company's sales are directly to the end user and OEM markets.

       SEMCO, through Stewart Corporation, markets its signs by direct marketing efforts which include direct mail, direct calls on prospective church, school and institutional customers, and direct calls made upon the procurement personnel of various churches and church denominations, school board officials and school procurement personnel. Stewart Corporation also participates in church conventions, denominational meetings and other events attended by representatives of potential church and school customers. Stewart Corporation also advertises its products and services through church denominational publications and bulletins, and publications of schools, school boards and school administrative personnel. Stewart Corporation management estimates that approximately 68% of church sign sales are the result of direct marketing activities, and approximately 96% of school sign sales are the result of direct marketing activities.

        Stewart Corporation also markets products through joint venture and similar arrangements with the denominational headquarters of various organized churches. Under the joint venture marketing strategy, Stewart Corporation, products are presented in denominational publications which are disseminated to member churches. Stewart Corporation is presented as an appointed supplier of the signs and related products and member churches are encouraged to purchase such products from Stewart Corporation. Under such joint marketing arrangements, Stewart Corporation remits a concession to the denominational headquarters based upon product sales. Stewart Corporation management estimates that approximately 32 % of church sign sales are to joint ventures.

       Stewart Corporation has established a joint venture marketing arrangement with the Sunday School Board of the Southern Baptist Convention, one of the largest Protestant denominations in the United States. The term of the agreement was two years beginning January 17, 1992, and the agreement has been renewed for a two-year term with a current expiration date of December 31, 1997. The Sunday School Board endorsed Stewart Corporation as its official representative to market church signs to Southern Baptist churches, and Stewart Corporation remits a concession to the Sunday School Board for sales produced under the agreement. Stewart Corporation and the Sunday School Board jointly plan and administer the advertising and marketing under this
  agreement.   Approximately 23% and 26% of sales of church signs for  the years ended June 30, 1996 and June 30, 1995, were made through the joint venture arrangement with the Southern Baptist Convention.

       Stewart Corporation has established a marketing arrangement with the Gospel Publishing House (Assemblies of God denomination). The term of the agreement is five years beginning April 2, 1992. The Gospel Publishing House endorses Stewart Corporation as its official representative to market church signs to Assemblies of God churches and other churches regularly serviced by the Gospel Publishing House, and Stewart Corporation pays a concession to the Gospel Publishing House for sales produced under the agreement. The Gospel Publishing House plans and executes the church sign advertising and all customer responses are forwarded to Stewart Corporation. Approximately 7%, and 6% of sales of church signs for the years ended June 30, 1996 and June 30, 1995, respectively, were made through the marketing agreement with Gospel Publishing House.

       Stewart Corporation has also established such joint venture and similar arrangements with Messenger Publishing House (Pentecostal Church of God denomination), the Church Growth Institute, and Randall House Publishing of the Free Will Baptist Church. Other than discussed above, no joint venture arrangement comprised more than 5% of total sales during the years ended June 30, 1996 and June 30, 1995.

       The average size of a sale under the joint venture agreements is approximately the same as the average size of a sale to other customers of Stewart Corporation. Stewart Corporation will also endeavor to establish similar joint venture arrangements with other church denominational headquarters. The total number of churches presently operating in the United States and Canada, including denominational churches, is estimated by management at 375,000.

       Stewart Corporation also intends to utilize joint venture arrangements in sign marketing to schools, whereby Stewart Corporation will secure sign product endorsement from school boards and other administrative and governing bodies. Management of SEMCO estimates that there are approximately 170,000 schools, colleges and universities in the United States.

       Don Bell markets all products through a staff of commissioned salespersons and commissioned independent sales contractors and primarily electronic message centers through dealers. It also participates in conventions, advertising programs and trade associations. Its long-time reputation as a quality manufacturer is a valued source of sales leads.

       Vision operates a telemarketing operation in Orlando, Florida which pursues customers who have an interest in obtaining MCI long distance telephone services. A concerted effort to obtain small business accounts with international activities on a long-term contract basis was initiated in May 1996.

  Backlog

       Most of the Company's filtration customers place orders on an as-needed basis, which orders generally have been filled on a timely basis, i.e., in accordance with its usual practice of filling orders within one to five days after receipt of such orders and in accordance with the delivery requirements of the Company's customers. The Company did not have any "backlog orders," as of September 13, 1996, i.e. firm orders for products which it had not been able to fill in accordance with its usual practice. The Company's larger customers provide the Company with "blanket orders," i.e., scheduled orders at designated prices over the course of six month or twelve month periods. Such orders are subject to modification by the customer from time to time.

       Stewart Corporation's customers place orders on an as-needed basis. Stewart Corporation authorizes the manufacture of the sign when it obtains a deposit, customarily 50% of the order, from the customer. The completed sign is shipped to the customer approximately 6-8 weeks after the deposit is received by Stewart Corporation. As of June 30, 1996, Stewart Corporation did not have any "backlog orders,"i.e., firm orders for products which it had not been able to fill in accordance with its usual practice.

       Don Bell's customers also place orders on an as-needed basis. Deposits of up to 50% are obtained with the order from customers based on negotiations of the sales contract. Delivery and installation are dependent on the size and customization required of the order and are usually completed within two months, except for long-term contracts. Don Bell does not have "backlog orders" which it is not able to fill in accordance with its usual practice. However, it does have contracts in process exceeding $2,000,000 in contract value as of June 30, 1996.

  Employees

  The Company currently employs 164 full-time employees, excluding the independent sales representative staff. The following table shows the breakdown of employees:


       Executive Offices and Filtration Sales    Longwood, Florida      6
       Filtration Division                       Port Orange Florida    5
       Church and School Sign Business           Sarasota, Florida     46
       Commercial Sign Business                  Port Orange, Florida  71
       Long-Distance Service                     Orlando, Florida      36
                                                                       --
                                                                      164
                                                                      ===

    The Company considers its relationship with its employees satisfactory and is not a party to any collective bargaining agreement.

  Competition

       The Company's filtration manufacturing segment is subject to substantial competition from a number of companies. At present, screening devices such as filters and cumbersome water traps are the principal methods of attempting to remove moisture and other impurities from compressed air lines. The Company is not aware of any product presently produced and marketed that offers the range of uses, effectiveness and ease of installation provided by the Company's line of products. The principal methods of competition include performance, service and price. Management believes the Company's product prices are within the range of the prices of its competitors.

       Stewart Corporation encounters substantial competition on signs and related products from a myriad of local signage companies which operate throughout the United States and Canada. In the opinion of the management of Stewart Corporation, the principal factors in such competition are product pricing, service, quality, design, production and delivery time, and product warranties. Stewart Corporation products contain materials of high quality. A twenty- year sign warranty is also provided. Stewart Corporation management believes that the comparative quality of the Stewart Corporation sign product, together with related services provided and the extensive product warranty, permit Stewart Corporation to effectively compete with other sign companies. Additionally, Stewart Corporation believes that its joint venture marketing strategy provides an access to potential church and school customers which is generally not available to such local concerns. Stewart Corporation is aware of only one other sign company, Signs Plus, that markets its products in a manner similar to Stewart Corporation. Stewart Corporation believes such competing entity does not have a joint venture marketing relationship with any church denomination headquarters or school board that has a joint venture marketing agreement with Stewart Corporation. Stewart Corporation also competes with a number of smaller companies, particularly, in the sale of lower volume economy signs.

       Don Bell is in a highly competitive market, primarily for medium-to-large sign programs and electronic message systems, with both national and local sign makers. The strength of its sales force, quality of its products and electronics, price and name recognition are the keys to its successful sales record.

        Vision, in its telemarketing long-distance services, is in direct competition with other long-distance telephone providers. It is constantly looking for affiliations which provide it an edge on its competitors. Vision's strength is in its training programs and development of telemarketers.

  Government Regulation

       The Company has no knowledge of any U.S. governmental regulations which adversely affect its business operations. In the manufacture of its products for government agencies, the Company is required to meet certain governmental specifications. The Company has had no difficulty satisfying these requirements.

  Environmental Protection Compliance

       The Company has no knowledge of any federal, state or local environmental compliance regulations which materially affect its current business activities. The Company has not expended any capital to comply with environmental protection statutes and does not anticipate that such expenditures will be necessary in the future with respect to its filtration and lubrication products, its packaging materials and supplies, or its sign marketing and manufacturing or long distance services segments.

  Research and Development Costs

        The Company's expenditures for its last two fiscal years on research and development of new filtration and lubrication products were not significant. SEMCO's, and Vision's operations do not require the expenditure of any sums for research and development. Don Bell is expected to have continuing research and development costs for enhancement to current message centers and for reduction of manufacturing costs.

  ITEM 2.  PROPERTIES
  -------------------

       The Company maintains its executive offices in a 3,150 square-foot suite in an office building in Longwood, Florida under a three year lease expiring in 1997. Vision maintains a 5,250 square foot telemarketing facility in a shopping center in Orlando, Florida under a five year lease expiring in 2000. The Filtration Division operates in its owned manufacturing facilities in a 8,750 square foot structure in Port Orange, Florida. This building, situated on just under an acre, adjacent to the Don Bell property, is a one-story, steel frame structure with a metal roof, slab floor, heat and partial central air conditioning.

        Stewart Corporation leases approximately 8,175 feet of office space in Sarasota, Florida for a five-year term that ends on December 31, 2000, at the present rate of $10,368 per month, subject to yearly increases during the term of the lease. Stewart Corporation also leases for its graphics and screen print operation space in Sarasota, Florida for a three-year term that ends on January 31, 1997, at a rate of $1,484 per month. SEMCO does not have separate offices and conducts its business from the offices of Stewart Corporation.

       Don Bell operates in its owned manufacturing facilities in a 38,000 square foot structure in Port Orange, Florida. This building, situated on eight acres of land owned by Don Bell, is a one and one half-story, steel frame structure with a metal roof and slab floor. The Don Bell facility and the underlying real property are subject to a mortgage in favor of Bank of Winter Park securing principal indebtedness of approximately $840,000, which was refinanced in December 1995. Another parcel of real property owned by Don Bell is encumbered by a mortgage lien in favor of William Ethridge securing present indebtedness of approximately $120,000 which was also incurred by Don Bell prior to its acquisition by La-Man.

        The Company believes its facilities are adequate for the foreseeable future.


  ITEM 3.  LEGAL PROCEEDINGS.
  ---------------------------

       The Company is not a party to any material pending legal proceedings.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  -------------------------------------------------------------

       None.


                 (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                                    PART II


  ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED SECURITY HOLDER
  --------------------------------------------------------------------------
  MATTERS.
  --------

       The Company's common stock is quoted on the NASDAQ Small Cap Market under the trading symbol "LAMN" but is not traded on any exchange. The following table indicates the range of high and low bid prices for the common stock for each full quarterly period within the two most recent fiscal periods ended June 30, 1996 and June 30, 1995 as such quotes were supplied by the NASDAQ Small Cap Market to the National Quotation Bureau, Inc. and reported to the Company by the National Quotation Bureau, Inc. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                                  Common Stock Bid Prices
Fiscal Year /1/    Quarter Ending                       High    Low

1994 - 1995        September 30, 1994                   $2.00  $ .81
                   December 31, 1994                     1.03    .38
                   March 31, 1995                         .59    .38
                   June 30, 1995                         1.13    .50

1995 - 1996        September 30, 1995                    1.38    .63
                   December 31, 1995                     2.25   1.00
                   March 31, 1996                        1.44    .97
                   June 30, 1996                         1.41    .88

       /1/The Company's fiscal year ends on June 30 of each year.

       As of September 13, 1996, there were approximately 1,300 holders of record of the Common Stock.

       The Company has never paid and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future, but instead intends to retain all working capital and earnings, if any, for use in the Company's business operations and in the expansion of its business.


  ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
  --------------------------------------------------------------------------
  RESULTS OF OPERATIONS.
  ---------------------

  Results of Operations

       The Company's consolidated financial statements include the accounts of its wholly owned subsidiaries: Heritage, SEMCO, Stewart Corporation, Stewart Industries, TracTel, Vision (since

  November 14, 1994) and Don Bell (since September 7, 1995). See "Summary of Significant Accounting Policies" prior to the Notes to the Company's Consolidated Financial Statements.

  Year ended June 30, 1996 compared with year ended June 30, 1995

       The Company's consolidated sales of $13,696,607 for the fiscal year ended June 30, 1996 increased $6,787,793 or 98% over the prior fiscal year ended June 30, 1995. Operating income of $556,224 for the year represented an improvement of $217,462 over the prior year operations of $338,762. Consolidated sales and operating income were record performances for the Company. Income from continuing operations of $626,446 increased from $251,234, an improvement of $375,212 or 149%. In fiscal year-end 1996, the Company recognized a deferred tax benefit of $125,000 related to net operating losses that management believes it will be able to use in the future. In August 1996, the Company discontinued the operations of Heritage Packaging Services, Inc. and recognized a loss on sale of $115,000. Operating losses for the fiscal year ended June 30, 1996 for Heritage were $143,660 for a total loss from discontinued operations of $258,660 in the fiscal year ended June 30, 1996. Net income of $367,806 was an improvement of $203,636 over the prior years net income of $164,170.

         Earnings per share from continuing operations of $.22 for the fiscal
  year-end 1996 doubled the $.11 in the prior year.   Net Income per share
  improved to $.13 from $.07 per share.

       The results of operations for the year ended June 30, 1996 include the operations of Vision Trust and Don Bell which were acquired in November 1994 and September 1995, respectively, and accounted for as purchase transactions. Vision Trust's and Don Bell's operating results for the year ended June 30, 1996 are as follows:

                                     Vision    Don
                                     Trust     Bell
                                     ---------------
                                       (In 000's)
Sales                                  $429   $5,244
Cost of Sales                            70    3,319
                                      -----   ------
Gross Profit                            359    1,925
Operating Expenses                      757    1,466
                                      -----   ------
Income (Loss) from Operations          (398)     459
  Interest Income                        -        48
  Interest Expense                       -      (177)
  Gain on Sale of Equipment              -         8
                                      -----   ------
Income (Loss) Before Income Taxes     ($398)  $  338
                                      =====   ======

       Absent the acquisition of Don Bell: 1) consolidated sales of $8,452,263 represented an increase of $1,543,449 or 22% over the year ended June 30, 1995; 2) for the same period income from continuing operations of $288,651 for the period compared to $251,234 for the year ended June 30, 1995; 3) the gross profit of $5,146,469 was an improvement of $973,144 or 23% over the comparable period in 1995 and; 4) the gross profit margin improved from 60% to 61%.

       The lubrication and filtration division's sales of $1,587,980 represented a decrease of $14,022. Operating income of $540,640 for the fiscal year ended June 30, 1996 was higher than the prior year by $24,868 due to improved margins related to product mix and lower operating expenses.

       The long-distance telephone services telemarketing operation had sales of $429,062 compared to $39,320 in the prior period. Operating losses in the current period were $397,749, an increase of $279,704 from the prior period.
  A new more lucrative contract giving higher commission rates on term contracts has been negotiated with MCI and management is optimistic that operating results will improve in the coming year.

       The church and school sign marketing operations' sales of $6,435,221 increased from $5,267,492 or 22%. The increase was basically due to record orders booked in June in advance of a price increase and the increase in the trained sales force added in the prior year. Operating income of $786,888 was an increase of $104,038 or 15% from the prior year due primarily to the sales increase.

       Excluding Don Bell, operating expenses of $5,049,397 in the year ended June 30, 1996 represented an increase of $1,214,834 or 32% as compared to the year ended June 30, 1995. The primary reasons for the increase were higher costs related to the church and school sign marketing operations which incurred greater selling and support costs related to the increase in revenues. The telemarketing operation which expanded this year also had higher selling and administrative costs. In addition, corporate expenses increased related to the Company's annual report, proxy statement and shareholders meeting, which were the first in its history.

       Other expenses of $54,758 decreased from $87,528 for the year ended June 30, 1995. The Company recorded a charge of $95,000 for costs related to the dismissal of two officers by the Board of Directors in September 1994. Net interest expense increased in 1996 due primarily to the debt incurred with the Don Bell acquisition. This was partially offset by the gain on the sale of the Hamilton property upon relocation of the filter operation to Port Orange of $66,444.

  Liquidity and Capital Resources

       Liquidity and capital resources will be discussed in three broad categories, namely, operating, investing, and financing activities. The cash available at June 30, 1995 of $364,531 decreased $251,804 to $112,727 at June 30, 1996.

       Net cash provided from continuing for operating activities in the year ending June 30, 1996 was $596,498. Income from continuing operations of $626,466 and non-cash charges for depreciation and amortization of $460,002 were partially offset by the net changes in assets and liabilities, net of effects of acquisition of $255,553, deferred income of $97,928 and the deferred tax benefit of $125,000. Net cash used for discontinued operating activities was $62,213.

       Net cash used for investing activities of $925,948 related largely to the payment for Don Bell of $469,569 less the cash acquired with the acquisition of $59,819. The Company also used $504,598 for capital expenditures primarily for its new facility in Port Orange, Florida for the lubrication and filter operation and equipment at Don Bell.

       Net cash provided by financing activities for the year ending June 30, 1996 was $139,859. In January and February 1996, 330,750 SD Warrants were converted to La-Man Corporation common stock for net proceeds to the Company of $224,495 and 10,000 unregistered shares of common stock were sold for net proceeds of $10,000. This was offset in part by the reduction of long-term debt for the refinancing of $57,256 and the payments on capital leases.

       The Company completed its debt refinancing in December 1995 by entering into a $500,000 two-year term revolving line of credit, a new mortgage on Don Bell's principal manufacturing facility in the amount of $840,000 based on a twenty-year amortization for a five-year term and a $250,000 five-year term loan repayable at $4,166.67 a month plus interest. The line of credit was unused at June 30, 1996. In February 1996, the Company entered into a one-year note on its new facility for the filter division in the amount of $146,250. The Company repaid this note with the proceeds from the sale of the Company's lubrication and filter division facility in Hamilton, Indiana.

  Inflation

       Although inflation has slowed in recent years, it continues to be a factor in the Company's operations. In recent years, the Company has taken steps to counteract the effects of inflation by price increases and by careful cost control. There are no other significant factors which are expected to cause a material increase in the general and administrative expense as a percentage of sales.

  Recent Accounting Pronouncements

       See Summary of Signifcant Accounting Policies to the Company's Consolidated Financial Statements for information relating to recent accounting pronouncements.

  ITEM 7 FINANCIAL STATEMENTS
  ---------------------------

       Financial statements are included at the end of this report starting at page F-1.


                                    PART III

  THE INFORMATION REQUIRED BY ITEM 9, ITEM 10, ITEM 11 AND ITEM 12 OF THIS PART III IS INCORPORATED BY REFERENCE FROM THE COMPANY'S DEFINITIVE PROXY STATEMENT TO BE FILED IN CONNECTION WITH THE NOVEMBER 19, 1996 MEETING OF SHAREHOLDERS OF THE COMPANY WHICH WILL INVOLVE THE ELECTION OF DIRECTORS.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
- ---------------------------------------------------------------------------

  (a) The following documents are filed as part of this Report:


  LA-MAN CORPORATION AND SUBSIDIARIES
  Report of Independent Certified Public Accountants - BDO Seidman, LLP....  F-2
  Consolidated Balance Sheet as of June 30, 1996...........................  F-3
  Consolidated Statements of Income for years ended June 30, 1996 and 1995. F-5 Consolidated Statements of Stockholders' Equity for years ended
   June 30, 1996 and 1995..................................................  F-6
  Consolidated Statement of Cash Flows for years ended June 30, 1996 and 1995................................................................  F-7
  Summary of Significant Accounting Policies...............................  F-8
  Notes to Consolidated Financial Statements............................... F-11



  Exhibit
  Number   Title of Exhibit
  ------   ----------------
     3.1   Articles of Incorporation of Registrant/1//
                                                   --
     3.2   Certificate of Merger/1//
                                 --
     3.3   Bylaws of Registrant as amended/27//
                                           ---
     3.4   Amendment to Articles of Incorporation/9//
                                                  --
     3.5   Articles of Incorporation of Heritage Packaging Service, Inc./14//
                                                                         ---
     3.6   By-Laws of Heritage Packaging Services, Inc. as amended/17//
                                                                   ---
     3.7 Certificate of Incorporation as amended of International Stained Glass Overlay, Inc./17//
                               ---
     3.8   By-Laws of International Stained Glass Overlay, Inc./17//
                                                                ---
     3.9 Articles of Incorporation of Nevada SEMCO, Inc., a Nevada corporation/20//
                       ---
     3.10  By-Laws of Nevada SEMCO, Inc./20//
                                         ---
     3.11 Articles of Incorporation of TracTel Communications, Inc., a Florida corporation/23//
                       ---
     3.12  Bylaws of TracTel Communications, Inc./23//
                                                  ---
     3.13 Articles of Incorporation of Vision Trust Marketing, Inc., a Florida corporation/27//
                       ---
     3.14  Bylaws of Vision Trust Marketing, Inc./27//
                                                  ---
     3.15 Articles of Incorporation of Don Bell Industries, Inc., a Florida corporation/27//
                       ---
     3.16  Bylaws of Don Bell Industries, Inc./27//
                                               ---
     3.17  Articles of Incorporation of Don Bell Industries of Nevada,
           Inc./27//
                ---
     3.18  Bylaws of Don Bell Industries of Nevada, Inc./27//
                                                         ---
     4.1   Specimen of Common Stock Certificate/17//
                                                ---
     4.2   Specimen of Warrant Certificate (as revised)/17//
                                                        ---

     4.3  Form of Representative's Unit Purchase Option (as revised)/20//
                                                                     ---
     4.4  Form of 10% Subordinated Debenture/17//
                                             ---
     4.5  Form of Series SD Common Stock Purchase Warrant/17//
                                                          ---
     4.7 Form of Warrant Agreement among Registrant, Mathews, Holmquist & Associates, Inc., and Continental Stock Transfer & Trust Company (revised)/20//
                    ---
     4.8  Specimen Certificate of Common Stock to be included in Units/17//
                                                                       ---
     4.9  Form of March, 1993 Amendment to the 10% Subordinated Debenture/17//
                                                                          ---
     4.10  Form of May, 1993 Amendment to the 10% Subordinated Debenture/18//
                                                                         ---
     4.11 Form of Series SD Common Stock Purchase Warrant Certificate (as amended)/28//
                    ---
     4.12 Form of Series DFRV Common Stock Purchase Warrant Certificate (as amended)/28//
                    ---
     4.13 Amendment No. 1 to Warrant Agreement, dated as of December 8, 1995, between La-Man Corporation and Continental Stock Transfer & Trust Company, as Warrant Agent/29//
                                     ---
     10.1  Royalty Agreement Re: U.S. Patent No. 4,116,650/1//
                                                           --
     10.2  License Agreement Re: U.S. Patent No. 4,116,650/1//
                                                           --
     10.3  Assignment of U.S. Patent No. 4,116,650/1//
                                                   --
     10.7  Warranty Deed for Indiana Property/1//
                                              --
     10.9  License Agreement between Registrant and J & M/1//
                                                          --
     10.14 License Agreement dated November 9, 1987 between Registrant and J & M Company, Ltd./16//
                            ---
     10.15 Agreement to Purchase Patents and Applications for Patents, Trademarks and Applications for Trademarks and International Marketing and Sales Rights between Registrant and J & M Company Ltd. dated November 9, 1987/16//
                                   ---
     10.16 Assignment of Patents and Applications for Patents, Trademarks and Applications for Trademarks and International Marketing and Sales Rights to J & M Company, Ltd. dated November 9, 1987/16//
                                                                 ---
     10.19  Asset Purchase Agreement dated as of September 8, 1989/10//
                                                                   ---
     10.20  Bill of Sale/12//
                         ---
     10.21  Noncompetition Agreement/12//
                                     ---
     10.22  License Agreement/12//
                              ---
     10.23  Assignment of Trademark/12//
                                    ---
     10.24  Assignment of Patents and Patent Applications/12//
                                                          ---
     10.25  Promissory Note executed by MST, Inc. on March 16, 1990/12//
                                                                    ---
     10.26  Security Agreement Relating to Intellectual Property/12//
                                                                 ---
     10.27  Security Agreement Relating to Personal Property /12//
                                                              ---
     10.28  Agreement Regarding Inventory/12//
                                          ---
     10.29  Stock Purchase Agreement/13//
                                     ---
     10.30 Promissory Note executed by Heritage Packaging Services, Inc. on January 5, 199l/13//
                            ---
     10.32 Lincoln National Bank and Trust Company of Fort Wayne Commercial Note dated June 10, 1991 for $75,000/14//
                                                 ---
     10.33 Letter of Ameritrust National Bank dated May 8, 1991 as to commitment to $150,000 line of credit/14//
                                                  ---
     10.34 Promissory Note from Heritage Packaging Service to Mrs. Ruth A. Finkbohnner for $5,500/14//
                                   ---
     10.35  Agreement between Registrant and AMK, Inc. dated February 1,
            1992/16//
                 ---
     10.36 Merger Agreement between Nevada SEMCO, Inc. and Stewart Eleemosynary Marketing

            Corporation, dated August 19, 1993/19//
                                               ---
     10.37  Amendment to J & M Agreement dated May, 1992/16//
                                                         ---
     10.38 Lease Agreement dated June 23, 1992 between Wayne Coliseum Limited Partnership and Heritage Packaging Services, Inc./16//
                                                              ---
     10.39  Ameritrust National Bank, Michiana, Note and Mortgage/16//
                                                                  ---
     10.40  Ameritrust National Bank, Michiana Line of Credit Agreement/16//
                                                                        ---
     10.41 Ameritrust National Bank, Michiana, $150,000 Note dated September 30, 1992/16//
                     ---
     10.42  Ameritrust National Bank, Michiana, Term Sheet/16//
                                                           ---
     10.43 Mortgage Modification between Registrant and Ameritrust National Bank, Michiana/16//
                           ---
     10.44 Consulting and Marketing Service Agreement by and between Registrant and All Pro Marketing, Inc./17//
                                        ---
     10.45 Consulting and Marketing Service Agreement by and between Registrant and K.A.M. Group, Inc/17//
                                  ---
     10.46  1988 Incentive Stock Option Plan/17//
                                             ---
     10.47  1992 Stock Option and Appreciation Rights Plan/17//
                                                           ---
     10.48 Employment Agreement dated November 4, 1992 between Registrant and Richard W. Coffman/17//
                               ---
     10.49 Employment Agreement dated November 4, 1992 between Registrant and Philip Howe Hoard/17//
                              ---
     10.55  Agreement to Terminate Letter of Intent and Underwriting
            Agreement/18//
                      ---
     10.57 Employment Agreement dated July 26, 1993 between Registrant and Richard W. Coffman/20//
                               ---
     10.58 Employment Agreement dated July 26, 1993 between Registrant and Philip Howe Hoard/20//
                              ---
     10.59 Supplementary Agreement of Asset Purchase Agreement dated June 30, 1993, between Registrant and MST/20//
                                             ---
     10.60 Employment Agreement dated August 19, 1993, between J.M. Stewart Corporation and J. Melvin Stewart/20//
                                              ---
     10.61 Employment Agreement dated as of April 28, 1994 between Registrant and J. William Brandner/21//
                                    ---
     10.62 Stock Option Agreement dated as of September 6, 1994 between Registrant and J. William Brandner/23//
                                               ---
     10.63 Stock Option Agreement dated as of September 6, 1994 between Registrant and Richard W. Coffman/23//
                                              ---
     10.64 Stock Option Agreement dated as of September 6, 1994 between Registrant and Michael J. Derrick/23//
                                              ---
     10.65 Stock Option Agreement dated as of September 6, 1994 between Registrant and Philip Howe Hoard/23//
                                             ---
     10.66 Stock Option Agreement dated as of September 6, 1994 between Registrant and Otto J. Nicols/23//
                                          ---
     10.67 Stock Option Agreement dated as of September 6, 1994 between Registrant and J. Melvin Stewart/23//
                                             ---
     10.68 Stock Option Agreement dated as of September 6, 1994 between Registrant and Max D. Tavernier/23//
                                            ---
     10.69 Telecommunications Agreement dated February 25, 1994 among Registrant, Vision Trust

            Marketing, Inc. and Tampa Bay Financial, Inc./21//
                                                          ---
     10.70 Joint Marketing Agreement effective March 31, 1994 among Vision Trust Marketing, Inc., TracTel Communications, Inc. and J. M. Stewart Corporation/21//
                                ---
     10.71 Investor Relations Agreement dated as of April 14, 1994 between Registrant and Corporate Investor Relations, Inc./23//
                                                              ---
     10.72 Investor Relations Agreement dated as of April 29, 1994 between Registrant and Florida Gulf Capital & Equity Corp., as amended July 11, 1994/23//
                     ---
     10.73 Stock Option Agreement dated July 11, 1994 between Registrant and Florida Gulf Capital & Equity Corp./23//
                                                ---
     10.74 Stock Purchase and Sale Agreement dated as of November 14, 1994 between and among La-Man Corporation, TracTel Communications, Inc., Vision Trust Marketing, Inc., Pamela J. Wilkinson and Stuart M. Cohen/24//
                  ---
     10.75 Consulting Agreement dated as of November 17, 1994 between and among La-Man Corporation, Vision Trust Marketing, Inc. and Pamela J. Wilkinson/24//
                      ---
     10.76 Warrant Repurchase Agreement dated as of November 14, 1994 between La-Man Corporation and All Pro Marketing, Inc./24//
                                                           ---
     10.77 Loan and Security Agreement dated February 13, 1995 between and among La-Man Corporation, Heritage Packaging Services, Inc., Nevada SEMCO, Inc., J.M. Stewart Corporation, J.M. Stewart Industries, Inc., Vision Trust Marketing, Inc., TracTel Communications, Inc., and The Bank of Winter Park./25//
                                         ---
     10.78 Master Note dated February 13, 1995 from La-Man Corporation to The Bank of Winter Park/25//
                                ---
     10.79  La-Man Corporation Security Agreement dated February 13, 1995/25//
                                                                          ---
     10.80 Heritage Packaging Services, Inc. Security Agreement dated February 13, 1995/25//
                     ---
     10.81  Nevada SEMCO, Inc. Security Agreement dated February 13, 1995/25//
                                                                          ---
     10.82 J.M. Stewart Corporation Security Agreement dated February 13, 1995/25//
                 ---
     10.83 J.M. Stewart Industries, Inc. Security Agreement dated February 13, 1995/25//
                 ---
     10.84 Vision Trust Marketing, Inc. Security Agreement dated February 13, 1995/25//
                 ---
     10.85 TracTel Communications, Inc. Security Agreement dated February 13, 1995/25//
                 ---
     10.86 Heritage Packaging Services, Inc. Continuing Guaranty dated February 13, 1995/25//
                     ---
     10.87  Nevada SEMCO, Inc. Continuing Guaranty dated February 13,
            1995/25//
                 ---
     10.88 J.M. Stewart Corporation Continuing Guaranty dated February 13, 1995/25//
                 ---
     10.89 J.M. Stewart Industries, Inc. Continuing Guaranty dated February 13, 1995/25//
                 ---
     10.90 Vision Trust Marketing, Inc. Continuing Guaranty dated February 13, 1995/25//
                 ---
     10.91 TracTel Communications, Inc. Continuing Guaranty dated February 13, 1995/25//
                 ---
     10.92 Employment Agreement dated as of August 31, 1995 between Registrant and Otto J. Nicols/27//
                               ---
     10.93 Employment Agreement dated as of August 31, 1995 between Registrant and Max D. Tavernier/27//
                                 ---
     10.94 Amendment No. 1, dated as of August 31, 1995 to Employment Agreement between Registrant and J. William Brandner/27//
                                                       ---
     10.95 Amendment No. 1, dated as of August 31, 1995 to Employment Agreement between Registrant and Philip Howe Hoard/27//
                                                     ---
     10.96 Amendment No. 1, dated as of August 31, 1995 to Employment Agreement between Registrant and J. Melvin Stewart/27//
                                                     ---

     10.97   Stock Option Agreement dated as of September 1, 1995 between
             Registrant and J. William Brandner/27//
                                               ---
     10.98   Stock Option Agreement dated as of September 1, 1995 between
             Registrant and Philip Howe Hoard/27//
                                             ---
     10.99   Stock Option Agreement dated as of September 1, 1995 between
             Registrant and Otto J. Nicols/27//
                                          ---
     10.100  Stock Option Agreement dated as of September 1, 1995 between
             Registrant and J. Melvin Stewart/27//
                                              ---
     10.101  Stock Option Agreement dated as of September 1, 1995 between
             Registrant and Max D. Tavernier/27//
                                             ---
     10.102  Stock Purchase and Sale Agreement dated as of September 7, 1995 among Registrant, Don Bell Industries, Inc., Worrell Enterprises,
             Inc. and Gary D. Bell /26//
                                    ---
     10.103  8% Convertible Note of Registrant, dated September 7, 1995, in principal amount of $750,000 to Worrell Enterprises, Inc./26//
                                                                       ---
     10.104  Employment Agreement dated as of September 7, 1995 among
             Registrant, Don Bell Industries, Inc. and Gary D. Bell/26//
                                                                    ---
     10.105  Employee Stock Option Agreement dated as of September 7, 1995 between Registrant and Gary D. Bell/26//
                                                 ---
     10.106  La-Man Corporation 1994 Amended and Restated Employee and
             Consultant Stock Compensation Plan, as amended by Amendment No. 1 thereto dated as of August 31, 1995/26//
                                                 ---
     10.107  Loan and Security Agreement dated December 27, 1995 between and among La-Man Corporation, Heritage Packaging Services, Inc., Nevada
             SEMCO, Inc., J.M. Stewart Corporation, J.M. Stewart Industries,
             Inc., Vision Trust Marketing, Inc., TracTel Communications, Inc.,
             Don Bell Industries, Inc., Don Bell Industries of Nevada, Inc., and
             The Bank of Winter Park/30//
                                     ---
     10.108  Agreement for Purchase of Assets dated as of August 27, 1996 between Heritage Packaging Services, Inc. and Midwest Packaging
             Products, Inc./31//
                            ---
     16.01   Statement of Change in Independent Principal Accountants/22//
                                                                      ---
     22      Subsidiaries
     28.3    U.S. Patent No. 4,483,417/1//
                                       --
     28.4    Trademark Registration No. 1,287,666/1//
                                                  --
     28.5    U.S. Patent No. 4,487,618/2//
                                       --
     28.6    Trademark Registration No. 1,328,054/2//
                                                  --
     28.7    Trademark Registration No. 1,359,880 (Supplemental Register)/4//
                                                                          --
     28.8    Canadian Patent No. 1,197,477/16//
                                           ---
     28.9    U.S. Patent Number 4,600,416 for the Extractor Dryer/16//
                                                                  ---
     28.10   Canadian Patent Number 1,206,889 for the Pneumatic Dryer/16//
                                                                      ---
     28.11   Trademark Registration Number 1,372,359/16//
                                                     ---
     28.12   Canadian Patent Number 1,207,674/16//
                                              ---
     28.13   Japanese Patent Number 1,410,903 for the Airline Lubricator/9//
                                                                         --
     28.14   U.S. Patent Number 4,865,815 for the In-Line Compressed Air Carbon
             Monoxide Filter/11//
                             ---
     28.15   Taiwanese Patent Certificate Number UM 55136 for the Air Inlet
             Valve Arrangement for Pneumatic Equipment/14//
                                                       ---

     28.16 U.S. Patent Number 5,030,262 for the Air Vapor Trap and Drain Therefore/14//
                       ---
     28.17 U.S. Patent Number 5,114,443 for the Air Line Vapor Trap With Air Warming System/16//
                            ---
     28.18   Japanese Patent Number 1,899,252 for the Air Line Vapor Trap/16//
                                                                          ---
  ---------------

  /1//   Incorporated by reference from Registrant's Pre-Effective Amendment
   -- No. 1 to the Registrant's Registration Statement on Form S-18 (Registration No. 2-89341).

  /2//   Incorporated by reference from Registrant's Pre-Effective Amendment
   -- No. 2 to the Registrant's Registration Statement on Form S-18 (Registration No. 2-89341).

  /3//   Filed as an exhibit to Registrant's Form 10-Q for the period ended
   --    June 30, 1986 (File No. 0-14427), and incorporated by reference.

  /4//   Incorporated by reference from Registrant's Post-Effective Amendment
   -- No. 1 to Registrant's Registration Statement on Form S-18 (Registration No. 2-89341).

  /5//   Filed as an exhibit to Registrant's Form 10-Q for the period ended
   --    December 31, 1985 (File No. 0-14427), and incorporated by reference.

  /6//   Filed as an exhibit to Registrant's Current Report on Form 8-K filed
   --    on December 23, 1987 (File No. 0-14427), and incorporated by reference.

  /7//   Filed as an exhibit to Registrant's Form 10-K for the period ended
   --    September 30, 1986 (File No. 0-14427), and incorporated by reference.

  /8//   Filed as an exhibit to Registrant's Form 10-K for the period ended
   --    September 30, 1987 (File No. 0-14427), and incorporated by reference.

  /9//   Filed as an exhibit to Registrant's Form 10-K for the period ended
   --    September 30, 1988 (File No. 0-14427), and incorporated by reference.

  /10//  Filed as an exhibit to Registrant's Current Report on Form 8-K filed
   ---   on October 3, 1989 (File No. 0-14427), and incorporated by reference.

  /11//  Filed as an exhibit to Registrant's Form 10-K for the period ending
   ---   September 30, 1989 (File No. 0-14427), and incorporated by reference.

  /12//  Filed as an exhibit to Registrant's Form 8-K dated March 29, 1990
   ---   (File No. 0-14427), and incorporated by reference.

  /13//  Filed as an exhibit to Registrant's Form 8-K dated January 5, 1991
   ---   (File No. 0-14427), and incorporated by reference.

  /14//  Filed as an exhibit to Registrant's Form 10-K for the period ending
   ---   September 30, 1991 (File No. 0-14427), and incorporated by reference.

  /15//  Filed as an exhibit to Registrant's Form 8-K filed on September 3,
   ---   1992 (File No. 0-14427), and incorporated by reference.

  /16//  Filed as an exhibit to Registrant's Form 10-K for the transition
   --- period ending June 30, 1992 (File No. 0-14427), and incorporated by reference.

  /17//  Previously filed as an exhibit to the Registration Statement
   ---   (Registration No. 33-54230) and incorporated by reference.

  /18//  Previously filed as an exhibit to Post Effective Amendment No. 1 to
   --- the Registration Statement (Registration No. 33-54230) and incorporated by reference.

  /19//  Filed as an Exhibit to Registrant's Form 8-K dated August 19, 1993
   ---   (File No. 0-14427) and incorporated by reference.

  /20//  Previously filed as an exhibit to Post Effective Amendment No. 2 to
   --- the Registration Statement (Registration No. 33-54230) and incorporated by reference.

  /21//  Filed as an exhibit to Registrant's Form 8-K dated June 23, 1994
   --- filed on June 28,1994 (File No. 0-14427), and incorporated by reference.

  /22//  Filed as an exhibit to Registrant's Form 8-K dated January 27, 1994
   --- and filed on February 3, 1994 (File No. 0-14427), and incorporated by reference.

  /23//  Filed as an exhibit to  Registrant's Form 10-K for the period ending
   ---   June 30, 1994 (File No. 0-14427), and incorporated by reference.

  /24//  Filed as an exhibit to Registrant's Form 8-K dated November 14, 1994
   --- and filed on January 27, 1995 (File No. 0-14427), and incorporated by reference.

  /25//  Filed as an exhibit to Registrant's Form 8-K dated February 13, 1995
   --- and filed on February 27, 1995 (File No. 0-14427), and incorporated by reference.

  /26//  Filed as an exhibit to Registrant's Form 8-K dated September 7, 1995
   --- and filed effective September 22, 1995 (File No. 0-14427), and incorporated by reference.

  /27//  Filed as an exhibit to Registrant's Form 10-KSB for the period
   ---   ending June 30, 1995 (File No. 0-14427), and incorporated by reference.

  /28//  Filed as an exhibit to Registrant's Registration Statement on Form
   ---   S-3 (Registration No. 33-98964), and incorporated by reference.

  /29//  Filed as an exhibit to Registrant's Post-Effective Amendment No. 7
   --- to Registration Statement on Form S-3 (Registration No. 33-54230), and incorporated by reference.

  /30//  Filed as an exhibit to Registrant's Form 8-K dated December 27, 1995
   ---   (File No. 0-14427), and incorporated by reference.

  /31//  Filed as an exhibit to Registrant's Form 8-K dated August 28, 1996
   ---   (File No. 0-14427), and incorporated by reference.

  (b) No reports on Form 8-K were filed by the Registrant during the three-month period ended June 30, 1996, the last quarter of the period covered by this Annual Report on Form 10-KSB.

  (c)    Exhibits:

                None

                                  SIGNATURES
                                  ----------

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  By:           /s/ J. William Brandner
                                     ---------------------------------------
                                       J. William Brandner, President and
                                       Chief Executive Officer
                                       September 16, 1996

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Philip Howe Hoard                  By:   /s/ Otto J. Nicols
   -------------------------------------        -----------------------------------------
   Philip Howe Hoard, Vice President            Otto J. Nicols, Vice President, Treasurer
   Secretary and Director                       (Chief Financial Officer and Chief
   September 16, 1996                           Accounting Officer) and Director
                                                September 16, 1996

By:   /s/ J. Melvin Stewart                  By:   /s/ Max D. Tavernier, Jr.
   -------------------------------------        -----------------------------------------
   J. Melvin Stewart, Chairman of               Max D. Tavernier, Jr., Director
   the Board and Director                       September 16, 1996
   September 16, 1996

By:   /s/ J. William Brandner                By:   /s/ Gary D. Bell
   -------------------------------------        -----------------------------------------
   J. William Brandner, President               Gary D. Bell, Director
   and CEO, and Director                        September 16, 1996
   September 16, 1996

By:   /s/ Ithiel C. Clemmons                 By:   /s/ Edwin M. Freakley
   -------------------------------------        -----------------------------------------
   Ithiel C. Clemmons, Director                 Edwin M. Freakley, Director
   September 16, 1996                           September 16, 1996

By:   /s/ Thomas N. Grant                    By:   /s/ Robert M. Smither, Jr.
   -------------------------------------        -----------------------------------------
   Thomas N. Grant, Director                    Robert M. Smither, Jr., Director
   September 16, 1996                           September 16, 1996

                      LA-MAN CORPORATION AND SUBSIDIARIES

                        Index to Finanacial Statements

LA-MAN CORPORATION AND SUBSIDIARIES
Report of Independent Certified Public Accountants....................  F-2
Consolidated Balance Sheet as of June 30, 1996........................  F-3
Consolidated Statements of Operations for the years ended
June 30, 1996 and 1995................................................  F-5
Consolidated Statements of Stockholders' Equity for the years ended June 30, 1996 and 1995..........................................  F-6
Consolidated Statement of Cash Flows for the years ended
June 30, 1996 and 1995................................................  F-7
Summary of Significant Accounting Policies............................  F-8
Notes to consolidated financial statements............................ F-11

    Report of Independent Certified Public Accountants


    To the Board of Directors and Stockholders
    La-Man Corporation


    We have audited the accompanying consolidated balance sheet of La-Man Corporation and subsidiaries as of June 30, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of La-Man Corporation and subsidiaries as of June 30, 1996, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.



                                         BDO Seidman, LLP

    Orlando, Florida
    August 15, 1996

                                    La-Man Corporation and Subsidiaries

                                             Consolidated Balance Sheet

================================================================================

June 30,                                                           1996
- -----------------------------------------------------------------------
Assets
Current:
 Cash                                                            $  112,727
 Accounts receivable:
  Trade, less allowance for doubtful accounts
   of $126,871 (Notes 8 and 9)                                    1,785,219
  Other (Note 5)                                                    205,678
Inventories (Notes 2, 8 and 9)                                    1,070,391
Prepaid expenses                                                    256,412
Deferred tax assets (Note 11)                                       125,000
- --------------------------------------------------------------------------------

      Total current assets                                        3,555,427
- --------------------------------------------------------------------------------

Property, plant and equipment,
 less accumulated depreciation (Notes 3, 8 and 9)                 2,830,878
- --------------------------------------------------------------------------------

Other assets:
 Intangibles, less accumulated amortization
  (Notes 1 and 4)                                                 2,526,246
  Other (Note 5)                                                    471,424
- --------------------------------------------------------------------------------

                                                                  2,997,670
- --------------------------------------------------------------------------------





                                                                $ 9,383,975
================================================================================

                                    La-Man Corporation and Subsidiaries

                                             Consolidated Balance Sheet


================================================================================

June 30,                                                           1996
- -----------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                                                $ 1,082,846
 Customer deposits                                                   540,752
 Accrued expenses                                                    760,049
 Billings in excess of costs and estimated
  earnings on uncompleted contracts (Note 6)                         201,329
 Deferred income (Note 7)                                             53,634
 Provision for loss on disposal of
  packaging operations (Note 19)                                     115,000
 Current maturities of long-term debt (Note 9)                       113,443
 Current portion of obligations under
  capital leases (Note 10)                                            21,774
- -------------------------------------------------------------------------------

      Total current liabilities                                    2,888,827
- -------------------------------------------------------------------------------

Long-term debt, less current maturities (Note 9)                   1,867,851
Obligations under capital leases, less current
 portion (Note 10)                                                    29,137
Deferred income (Note 7)                                              38,422
- --------------------------------------------------------------------------------
      Total liabilities                                            4,824,237
- --------------------------------------------------------------------------------

Commitments and contingencies (Notes 1 and 10)


Stockholders' equity (Notes 1 and 12):
 Common stock, par value $.001; authorized 50,000,000
  shares; issued and outstanding 3,058,665 shares                      3,059
 Additional paid-in capital                                        6,158,510
 Accumulated deficit                                              (1,601,831)
- --------------------------------------------------------------------------------

      Total stockholders' equity                                   4,559,738
- --------------------------------------------------------------------------------

                                                                  $9,383,975
================================================================================

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                    La-Man Corporation and Subsidiaries

                                       Consolidated Statement of Income


================================================================================

Year ended June 30,                            1996           1995
- -----------------------------------------------------------------------
Sales                                     $ 13,696,607      $6,908,814

Cost of sales                                6,624,778       2,735,489
- -----------------------------------------------------------------------
        Gross profit                         7,071,829       4,173,325
- -----------------------------------------------------------------------
Operating expenses                           6,515,605       3,834,563
- -----------------------------------------------------------------------
        Income from operations                 556,224         338,762
- -----------------------------------------------------------------------
Other income (expense):
 Interest income                                72,343          32,689
 Interest expense                             (201,266)        (31,682)
 Gain on disposal of property and
  equipment (Note 14)                           69,644           5,700
 Officer termination costs                          -          (95,000)
 Miscellaneous income                            4,521             765
- -----------------------------------------------------------------------
                                               (54,758)        (87,528)
- -----------------------------------------------------------------------

Income from continuing operations
 before deferred tax benefit                   501,466         251,234
Deferred tax benefit (Note 11)                 125,000              -
- -----------------------------------------------------------------------
Income from continuing operations              626,466         251,234
Discontinued operations (Note 19):
 Loss from operations of discontinued
  packaging division                           143,660          87,064
 Loss on sale of packaging division,
  including provision of $30,000 for
  operating losses during phase-out period     115,000              -
- -----------------------------------------------------------------------
Loss from discontinued operations              258,660          87,064
- -----------------------------------------------------------------------
Net income                                  $  367,806      $  164,170
=======================================================================

Income (loss) per share:
 Continuing operations                      $      .22      $      .11
 Discontinued operations                          (.09)           (.04)
- -----------------------------------------------------------------------
Net income per share                        $      .13      $      .07
=======================================================================

Weighted average number of shares
 outstanding                                 2,861,739       2,442,540
=======================================================================

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                    La-Man Corporation and Subsidiaries

                        Consolidated Statements of Stockholders' Equity

==============================================================================================================

                                 Common Stock
                            ------------------------         Additional                                  Total
                                Number          Par             Paid-In        Accumulated        Stockholders'
                             of Shares        Value             Capital            Deficit             Equity
- -------------------------------------------------------------------------------------------------------------
Balance,
 June 30, 1994               2,161,026        $2,161         $4,517,824       $(2,133,807)        $2,386,178

Stock issued for
 consulting services
 (Note 1)                       70,000            70             73,430                 -             73,500

Sales of common stock          126,373           126            130,258                 -            130,384

Net income                           -             -                  -           164,170            164,170
- -------------------------------------------------------------------------------------------------------------

Balance,
 June 30, 1995               2,357,399         2,357          4,721,512       (1,969,637)          2,754,232

Stock issued to pay
 accounts payable               36,000            36             44,964               -               45,000

Stock issued for
 purchase of business
 (Note 1)                      275,000           275          1,099,725               -            1,100,000

Stock contributed to
 401(k) plan (Note 13)          49,516            50             58,155               -               58,205

Sale of common stock            10,000            10              9,990               -               10,000

Exercise of common
 stock warrants, net
 of registration costs         330,750           331            224,164               -              224,495

Net income                           -             -                  -         367,806              367,806
- --------------------------------------------------------------------------------------------------------------

Balance,
 June 30, 1996               3,058,665        $3,059         $6,158,510     $(1,601,831)          $4,559,738
==============================================================================================================

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                    La-Man Corporation and Subsidiaries

                                  Consolidated Statements of Cash Flows

====================================================================================
Year ended June 30,                                              1996        1995
- ------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income                                                  $ 367,806   $ 164,170
Adjustments to reconcile net income to net cash
 provided by continuing operating activities:
  Loss from discontinued operations                             258,660      87,064
  Depreciation and amortization                                 460,002     226,792
  Gain on disposal of property, plant and equipment             (69,644)     (5,700)
  Contribution of common stock to 401(k) plan                    58,205           -
  Realization of deferred income                                (97,978)          -
  Deferred tax benefit                                         (125,000)          -
  Net changes in assets and liabilities, net of effects
   of acquisition:
     Accounts receivable                                       (553,554)   (231,519)
     Inventories                                                 14,507     (18,586)
     Prepaid expenses                                           (46,471)    (77,062)
     Accounts payable                                           239,662      25,518
     Customer deposits                                         (186,570)    225,312
     Accrued expenses and other                                  75,544      37,877
     Billings in excess of costs and estimated earnings on
      uncompleted contracts                                     201,329           -
- -------------------------------------------------------------------------------------
Net cash provided by continuing operating activities            596,498     433,866
Net cash used by discontinued operating activities              (62,213)   (100,085)
- -------------------------------------------------------------------------------------
Cash flows from investing activities:
    Increase in notes receivable                                      -     (73,939)
    Purchase of property, plant and equipment                  (504,598)    (77,471)
    Payment for purchase of Don Bell Industries, Inc., net of
     cash acquired of $59,819                                  (409,750)          -
    Purchase of intangible assets                                (9,180)     (4,158)
    Net proceeds from sale of property, plant and equipment      49,459       5,700
    Increase in other assets                                    (51,879)          -
- -------------------------------------------------------------------------------------
Net cash used for investing activities                         (925,948)   (149,868)
- -------------------------------------------------------------------------------------
Cash flows from financing activities:
    Proceeds from issuance of notes                           1,090,000           -
    Principal payments on notes                              (1,147,256)   (299,997)
    Proceeds from sales of stock                                 10,000     130,384
    Proceeds from exercise of warrants, net of
     registration costs                                         224,495           -
    Payments on capital lease obligations                       (37,380)    (20,419)

- --------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities            139,859    (190,032)
- --------------------------------------------------------------------------------------
Net decrease in cash                                           (251,804)     (6,119)

Cash, beginning of year                                         364,531     370,650
- --------------------------------------------------------------------------------------
Cash, end of year                                              $112,727    $364,531
======================================================================================

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                             La-Man Corporation and Subsidiaries

                                      Summary of Significant Accounting Policies
================================================================================

Principles of                           The consolidated financial statements
Consolidation                           include the accounts of the Company
                                        and its wholly-owned subsidiaries,
                                        Heritage Packaging Services, Inc.;
                                        Nevada SEMCO, Inc.; J.M. Stewart
                                        Corporation; J.M. Stewart Industries;
                                        Vision Trust Marketing, Inc.; Don
                                        Bell Industries, Inc.; Don Bell
                                        Industries of Nevada, Inc. and
                                        TracTel Communications, Inc. (the
                                        "Company"). All significant
                                        intercompany accounts and
                                        transactions have been eliminated in
                                        consolidation. The Company operates
                                        in four business segments (Note 15).


Inventories                             Inventories are valued at the lower
                                        of first-in, first-out (FIFO) cost or
                                        market.

Property, Plant                         Property, plant and equipment are
and Equipment                           stated at cost. Depreciation is
                                        computed over the estimated useful
                                        lives of the assets by the
                                        straight-line method for financial
                                        reporting and accelerated methods for
                                        income tax purposes.


Intangible Assets                       Intangible assets are amortized using
                                        the straight-line method over their
                                        estimated useful lives.

Revenue                                 The Company recognizes revenue on
Recognition                             long-term construction contracts
                                        under the percentage-of-completion
                                        method, measured by the percentage of
                                        contract costs incurred to estimated
                                        total contract costs for each
                                        contract. Contract costs include all
                                        direct material and labor costs and
                                        those indirect costs related to
                                        contract performance. Provisions for
                                        estimated losses on uncompleted
                                        contracts are made in the period in
                                        which  such losses are determined.
                                        Changes in job performance, job
                                        conditions, and estimated
                                        profitability may result in revisions
                                        to costs and income and are
                                        recognized in the  period in which
                                        the revisions are determined. Profit
                                        is included in revenues when its
                                        realization is reasonably assured.


Net Income                              Net income per share is computed by
per Share                               dividing net income by the weighted
                                        average number of common shares
                                        outstanding during the year, as
                                        adjusted for the stock dividend
                                        issued subsequent to year end (Note
                                        18). Warrants, stock options,
                                        convertible debt and contingent
                                        shares have been excluded from the
                                        earnings per share calculations
                                        because they are either antidilutive
                                        or their aggregate potential dilutive
                                        effect is not significant.

                                             La-Man Corporation and Subdidiaries

                                      Summary of Significant Accounting Policies

================================================================================

Leasing Activities                      The Company leases certain of its
                                        signs to customers under long-term
                                        noncancellable leases which are
                                        accounted for as sales-type leases.
                                        The present value of the minimum
                                        rentals to be received under such
                                        leases is recorded currently as net
                                        sales revenue. The cost of the leased
                                        property is charged against income at
                                        the time the sale is recorded.

Income Taxes                            The Company accounts for income taxes
                                        in accordance with Statement of
                                        Financial Accounting Standards No.
                                        109, "Accounting for Income Taxes"
                                        ("FAS 109"). FAS 109 is an asset and
                                        liability approach that requires the
                                        recognition of deferred tax assets
                                        and liabilities for the expected
                                        future tax consequences of events
                                        that have been recognized in the
                                        Company's financial statements or tax
                                        returns. Measurement of deferred
                                        income tax is based on enacted tax
                                        laws including tax rates, with the
                                        measurement of deferred income tax
                                        assets being reduced by available tax
                                        benefits not expected to be realized.

Fair Value of                           Statement of Financial Accounting
Financial                               Standards No. 107, "Disclosures about
Instruments                             Fair Value of Financial Instruments,"
                                        requires disclosure of fair value
                                        information about financial
                                        instruments. Fair value estimates
                                        discussed herein are based upon
                                        certain market assumptions and
                                        pertinent information available to
                                        management as of June 30, 1996.

                                        The respective carrying value of
                                        certain on-balance-sheet financial
                                        instruments approximated their fair
                                        values. These financial instruments
                                        include cash, trade receivables,
                                        accounts payable and accrued
                                        expenses. Fair values were assumed to
                                        approximate carrying values for these
                                        financial instruments since they are
                                        short term in nature and their
                                        carrying amounts approximate fair
                                        values or they are receivable or
                                        payable on demand. The fair value of
                                        the Company's long-term debt is
                                        estimated based upon the quoted
                                        market prices for the same or similar
                                        issues or on the current rates
                                        offered to the Company for debt of
                                        the same remaining maturities.

                                             La-Man Corporation and Subsidiaries

                                      Summary of Significant Accounting Policies

================================================================================

Use of                                  The preparation of financial
Estimates                               statements in conformity with
                                        generally accepted accounting
                                        principles requires management to
                                        make estimates and assumptions that
                                        affect the reported amounts of assets
                                        and liabilities at the date of the
                                        financial statements and the reported
                                        amounts of revenues and expenses
                                        during the reporting period. Actual
                                        results could differ from those
                                        estimates.


Recent                                  Statement of Financial Accounting
Accounting                              Standards No. 121, "Accounting for
Pronouncements                          the Impairment of Long-Lived Assets
                                        and for Long-Lived Assets to be
                                        Disposed Of," issued by the Financial
                                        Accounting Standards Board (FASB), is
                                        effective for financial statements
                                        for fiscal years beginning after
                                        December 15, 1995. The new standard
                                        establishes new guidelines regarding
                                        when impairment losses on long-lived
                                        assets, which include plant and
                                        equipment and certain identifiable
                                        intangible assets and goodwill,
                                        should be recognized and how
                                        impairment losses should be measured.
                                        The Company does not expect adoption
                                        to have a material effect on its
                                        financial position or results of
                                        operations.

                                        Statement of Financial Accounting
                                        Standard No. 123, "Accounting for
                                        Stock-Based Compensation," (SFAS
                                        123), issued by the Financial
                                        Accounting Standards Board (FASB), is
                                        effective for specific transactions
                                        entered into after December 15, 1995,
                                        while the disclosure requirements of
                                        SFAS No. 123 are effective for
                                        financial statements for fiscal years
                                        beginning no later than December 15,
                                        1995. The new standard encourages a
                                        fair value method of accounting for
                                        stock-based compensation plans. This
                                        statement provides a choice to either
                                        adopt the fair value based method of
                                        accounting or continue to apply APB
                                        Opinion No. 25, which would require
                                        only disclosure of the pro forma net
                                        income and earnings per share,
                                        determined as if the fair value based
                                        method has been applied. The Company
                                        plans to continue to apply APB
                                        Opinion No. 25 when adopting this
                                        statement, and accordingly, this
                                        statement is not expected to have a
                                        material impact on the Company.

                                             La-Man Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

1.  Acquisitions                        On September 7, 1995, the Company
                                        acquired all of the outstanding common
                                        stock, 8% cumulative preferred stock and $935,091 of notes receivable from Don
                                        Bell Industries, Inc. (DBI) for a total
                                        consideration of $2,210,000 comprised of
                                        $360,000 cash, 275,000 shares of common
                                        stock and a $750,000 convertible note
                                        payable (Note 9). Additional cash,
                                        common stock or debt may be contingently issuable should the market price of the Company's common stock not exceed $4 per share for any consecutive 20-day period prior to December 31, 1996. The highest consecutive 20-day average through
                                        August 31, 1996 was $1.86 per share, and the contingent liability was $588,000 at that date. The acquisition has been recorded using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $1.1 million, which has been accounted for as goodwill. The operating results of DBI are included in the Company's consolidated results of operations from the date of acquisition.

                                        In November 1994, the Company purchased
                                        all of the shares of common stock of
                                        Vision Trust Marketing, Inc. ("VTM") in
                                        consideration for the cancellation of a
                                        note receivable in the amount of
                                        $180,195. VTM is an authorized agent of
                                        MCI Telecommunications Corporation
                                        ("MCI") and generates commissions from
                                        MCI through the solicitation and sale of MCI services. The Company also entered into a consulting agreement with the former shareholder of VTM. Under that consulting agreement, the former owner received 70,000 shares of newly issued shares of registered common stock of La-Man Corporation under its 1994 Amended and Restated Employee and Consultant Stock Compensation Plan for services to be rendered over the life of the agreement. The consulting agreement also calls for the consultant to receive a share of the future commissions received by VTM from MCI, ranging between 5 and 10 percent based on certain achieved commission levels. The acquisition has been accounted for by the purchase method of accounting, and the purchase price of $180,195 approximated the fair value of the net assets acquired including goodwill of $215,493. The operating results of VTM are included in the Company's consolidated results of operations from the date of acquisition.

                                             La-Man Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                                        The following unaudited pro forma
                                        summary presents the consolidated
                                        results of continuing operations as if
                                        the acquisition of Don Bell and the
                                        acquisition of VTM had occurred at the
                                        beginning of the periods presented and
                                        do not purport to be indicative of what
                                        would have occurred had the acquisitions been made as of those dates or of results which may occur in the future.

                                              Year ended June 30,    1996    1995
                                        --------------------------------------------------
                                        Net sales              $14,472,000  $  13,056,000
                                        Net income             $   230,000  $      22,000
                                        Net income per share   $       .08  $         .01
                                        ==================================================

2.  Inventories                         Inventories at June 30, 1996 consist of
                                        the following:

                                        --------------------------------------------------
                                        Raw materials                       $     801,794
                                        Work in process                            86,634
                                        Finished goods                             93,750
                                        Cartons and supplies                       88,213
                                        --------------------------------------------------
                                                                                1,070,391
                                        ==================================================

                                               La-Man Corporation and Subdiaries

                                      Notes to Consolidated Financial Statements
================================================================================



3.  Property, Plant                     Property, plant and equipment at June
    and Equipment                       30, 1996 consist of the following:

                                                                    Estimated
                                                                    Useful Lives
                                        -------------------------------------------------------
                                        Land                                        $  530,000
                                        Land improvements           15 years             1,575
                                        Buildings and improvements  15-30 years        997,594
                                        Leasehold improvements      30 years            27,792
                                        Machinery and equipment     5-10 years         953,115
                                        Office equipment and
                                         furniture                  5-10 years         774,582
                                        Transportation equipment    3-5 years          261,229
                                        Signs                       15 years            84,899
                                        Signs held for lease        11 years           255,528
                                        -------------------------------------------------------
                                                                                     3,886,314
                                        Less accumulated depreciation                1,055,436
                                        -------------------------------------------------------
                                                                                     2,830,878
                                        =======================================================

                                        Depreciation expense from continuing
                                        operations for the years ended June 30,
                                        1996 and 1995 was $362,564 and $151,247,
                                        respectively.

4.  Intangible                          Intangible assets are summarized as
    Assets                              follows:

                                                                    Useful Lives
                                        ---------------------------------------------------------
                                        Patents                     5 years            $  211,819
                                        Goodwill                    20-40 years         2,461,878
                                        Deferred consulting fees    20 years               73,500
                                        ---------------------------------------------------------
                                                                                        2,747,197
                                        Less accumulated amortization                     220,951
                                        ---------------------------------------------------------
                                                                                        2,526,246
                                        =========================================================

                                        Amortization expense from continuing
                                        operations for the years ended June 30,
                                        1996 and 1995 was $97,438 and $75,545,
                                        respectively.

                [LETTERHEAD OF LA-MAN CORPORATION AND SUBSIDIARIES APPEARS HERE]

                                      Notes to Consolidated Financial Statements
================================================================================

5. Net Investment      The Company is the lessor of a variety of signs and
   in Sales-Type       advertising display units under agreements expiring
   Leases              through 2003. The Company accounts for these leases as
                       sales-type leases. At June 30, 1996, the net investment in sales-type leases consists of the follows:

                       ---------------------------------------------------------

                       Total minimum lease payments to be received    $ 656,562
                       Less unearned income                             144,757
                       ---------------------------------------------------------

                       Net investment in sales-type lease               511,805
                       Less current portion                             118,185
                       ---------------------------------------------------------

                       Long-term net investment                       $ 393,620
                       =========================================================

                       The following is a schedule of minimum lease payments to be received as of June 30, 1996:

                       ---------------------------------------------------------

                       1997                                           $ 173,417
                       1998                                             161,531
                       1999                                             138,238
                       2000                                             113,354
                       2001                                              40,184
                       Thereafter                                        29,838
                       ---------------------------------------------------------

                                                                      $ 656,562
                       =========================================================


                [LETTERHEAD OF LA-MAN CORPORATION AND SUBSIDIARIES APPEARS HERE]

                                      Notes to Consolidated Financial Statements
================================================================================



6.  Billings in        Costs and estimated earnings on uncompleted contracts
    Excess of          consist of the following at June 30, 1996:
    Costs and
    Estimated          ---------------------------------------------------------
    Earnings on
    Uncompleted        Costs incurred on uncompleted contracts        $ 386,851
    Contracts          Estimated earnings                                83,239
                       ---------------------------------------------------------
                                                                        470,090
                       Billings to date                                (671,419)
                       ---------------------------------------------------------

                       Billings in excess of costs and estimated
                       earnings on uncompleted contracts              $(201,329)
                       =========================================================

7.  Deferred           Deferred income consists of deferred revenues from
    Income             leases sold with recourse. The Company has sold the
                       rights to future collection from certain operating leases held by the Company to various financing institutions.
                       Revenue was recognized at the time of sale for leases sold without recourse. For leases sold with recourse, revenue was deferred and recognized ratably over the term of the lease. At June 30, 1996, $92,056 is outstanding under recourse provisions for leases on which revenue recognition has been deferred, of which an estimated portion of $53,634 will be recognized as revenue in fiscal year 1997 and the remaining $38,422 will be recognized thereafter.

8.  Line of Credit     The Company has a $500,000 revolving bank line of credit
                       which was unused at June 30, 1996. Advances on the credit line carry an interest rate of 1% over prime. Under the terms of this loan agreement, the line of credit matures
                       December 27, 1997 and is collateralized by property, accounts receivable and inventory. The agreement has covenants which require the Company to maintain certain financial and operating ratios, including tangible net worth and interest coverage ratio requirements. At June
                       30, 1996, the Company was in violation of the interest coverage ratio requirement, and the lender has granted a waiver through June 30, 1997.

                [LETTERHEAD OF LA-MAN CORPORATION AND SUBSIDIARIES APPEARS HERE]

                                      Notes to Consolidated Financial Statements
================================================================================


9.  Long-Term          Long term debt at June 30, 1996 is summarized as follows:
    Debt               ---------------------------------------------------------


                       8.5% unsecured note payable, due in monthly
                        installments of $3,265 through November 1997.  $ 49,228

                       9% mortgage note payable, due in monthly
                        installments of $1,420 through April 2008,
                        secured by land of Don Bell Industries.         123,843

                       Prime plus 2% (10.25% at June 30, 1996) term
                        loan payable, due in monthly principal
                        installments of $4,167 plus interest; unpaid
                        principal plus accrued interest due December
                        2000; secured by all inventory and accounts
                        receivable of the Company and specific assets
                        of Don Bell Industries and guaranteed by all
                        the subsidiaries of La-Man Corporation.         225,000

                       Prime plus 1.5% (9.75% at June 30, 1996) term
                        loan payable, due in monthly installments of
                        $8,106 through December 2000, at which time
                        the remaining principal plus accrued interest
                        is due; secured by all inventory and accounts receivable of the Company and specific assets of Don Bell Industries and guaranteed by all
                        the subsidiaries of La-Man Corporation.         833,223

                       8% convertible note payable, annual principal
                        payments of $250,000 plus interest for three
                        years beginning September 1998; conversion
                        price of $5 per share.                          750,000
                       ---------------------------------------------------------
                                                                      1,981,294
                       Less current portion                             113,443
                       ---------------------------------------------------------

                       Total                                         $1,867,851
                       =========================================================

                       Aggregate maturities of long-term borrowings over future years are as follows: 1997 - $113,443; 1998 - $329,405;
                       1999 - $325,184; 2000 -$327,740; 2001 - $798,749;
                       thereafter - $86,773.

                [LETTERHEAD OF LA-MAN CORPORATION AND SUBSIDIARIES APPEARS HERE]

                                      Notes to Consolidated Financial Statements
================================================================================

10.  Commitments       Leases
                       ------

                       The Company conducts its operations partially from leased facilities in Florida. These leases are classified as operating leases and expire on various dates through 2001.

                       The Company also leases computer equipment under capital leases which expire on various dates through 1999. The total costs for this equipment are $85,550 with accumulated depreciation of $33,655 as of June 30, 1996.

                       As of June 30, 1996, future net minimum lease payments under capital leases and future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                          Capital    Operating
                       Year ending June 30,                Leases       Leases
                       ---------------------------------------------------------
                       1997                              $ 27,497    $ 276,350
                       1998                                18,224      224,372
                       1999                                16,838      208,202
                       2000                                     -      200,464
                       2001                                     -       84,066
                       ---------------------------------------------------------
                                                           62,559    $ 993,454
                                                                     =========
                       Less amount representing interest   11,648
                                                         --------
                       Present value of minimum lease
                       payments                          $ 50,911
                                                         ========

                       Rental expense for the years ended June 30, 1996 and 1995 was approximately $275,000 and $207,000, respectively.

                       Employment Agreements
                       ---------------------

                       The Company has entered into employment agreements expiring at various dates from 1997 through 1998. The contracts have change of control provisions which require the payment of up to three years of salary under certain conditions whereby a change of control, as defined, has occurred. As of June 30, 1996, if all employees under contract were to be terminated by the Company, the Company's liability would be approximately $1,065,000.

                [LETTERHEAD OF LA-MAN CORPORATION AND SUBSIDIARIES APPEARS HERE]

                                      Notes to Consolidated Financial Statements
================================================================================

11.  Income Taxes      The components of deferred tax assets and liabilities
                       consist of the following as of June 30, 1996:


                       ---------------------------------------------------------
                       Deferred tax assets:
                        Accruals                                     $   89,000
                        Inventory                                        22,000
                        Bad debts                                        48,000
                        Net operating loss carryforwards              1,016,000
                        Amortization                                      1,000
                       ---------------------------------------------------------

                       Gross deferred tax assets                      1,176,000
                       Valuation allowance                             (736,000)
                       ---------------------------------------------------------

                       Total deferred tax assets                        440,000
                       ---------------------------------------------------------

                       Deferred tax liabilities:
                        Depreciation                                   (315,000)
                       ---------------------------------------------------------

                       Net deferred tax assets                       $  125,000
                       =========================================================

                       The change in the valuation allowance for deferred tax assets was an increase of approximately $19,000 during 1996.

                       At June 30, 1996, the Company had unused net operating losses (NOLs) to carry forward against future years' taxable income of approximately $2,816,000 expiring in various amounts from 2001 to 2010. However, as a result of the consummation of the Company's public offering and certain acquisitions, the use of $1,206,000 of these NOLs will be limited to approximately $186,000 per year under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. Additionally, $1,443,000 of the NOLs are further limited under the provisions of Treasury Regulation 1.1502-21 regarding Separate Return Limitation years and can only be used to the extent that income is generated through Don Bell Industries, Inc. and the SEMCO group. The tax benefit of these losses of approximately $1,016,000 has been partially offset by a valuation allowance sufficient to reduce the deferred tax asset to an amount management believes is more likely than not to be realized.

                [LETTERHEAD OF LA-MAN CORPORATION AND SUBSIDIARIES APPEARS HERE]

                                      Notes to Consolidated Financial Statements
================================================================================

                       The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

                                                                    1996   1995
                       ---------------------------------------------------------
                       Federal taxes on income at statutory rates    34%    34%

                       Net operating loss carryforwards recognized  (59%)  (34%)
                       ---------------------------------------------------------

                       Taxes on income (benefit) at effective rates (25%)    0%
                       =========================================================


12.  Capital Stock     Stock Warrants
                       --------------

                       As of June 30, 1996, the Company had the following exercisable common stock purchase warrants outstanding:

                       Common Stock
                       Issuable                Exercise             Expiration
                       Upon Exercise              Price                   Date
                       ---------------------------------------------------------
                       620,000                  $  5.00        January 6, 1997
                        50,000                  $  0.38       October 15, 1996
                       =========================================================


                       During the year ended June 30, 1996, a total of 330,750 warrants were exercised at a price of $.75 per share.

                [LETTERHEAD OF LA-MAN CORPORATION AND SUBSIDIARIES APPEARS HERE]

                                      Notes to Consolidated Financial Statements
================================================================================


                       Stock Options
                       -------------

                       On June 29, 1994, the Board of Directors adopted the amended and restated 1994 Employee and Consultant Stock Compensation Plan. The 1994 plan provides for the issuance of up to 2,200,000 shares of the Company's common stock, directly as stock awards or upon exercise of non-qualified options, in exchange for services of employees and consultants. As of June 30, 1996, a total of 351,367 shares of stock had been awarded under this plan valued at $403,500. Changes in options outstanding under this plan are summarized as follows:

                                                                   Option Price
                                                       Shares         per Share
                       ---------------------------------------------------------
                       Balance, June 30, 1994               -     $           -
                       Options granted              1,105,000     $ .56 - $3.50
                       Options exercised             (100,000)            $ .95
                       Options repurchased            (69,000)            $ .88
                       Options canceled              (400,000)    $1.12 - $3.50
                       ---------------------------------------------------------

                       Balance, June 30, 1995         536,000     $ .56 - $ .88
                       Options granted                373,333     $ .63 - $ .75
                       ---------------------------------------------------------

                       Balance, June 30, 1996         909,333     $ .56 - $ .88
                       ---------------------------------------------------------

                       Options available for grant
                        at June 30, 1996              839,300
                       Total shares reserved at
                        June 30, 1996               1,748,633
                       Options exercisable at
                        June 30, 1996                 909,333
                       ======================================



                [LETTERHEAD OF LA-MAN CORPORATION AND SUBSIDIARIES APPEARS HERE]

                                      Notes to Consolidated Financial Statements
================================================================================


                       On November 4, 1992, the Board of Directors adopted the 1992 Stock Option and Appreciation Rights Plan. The 1992 plan provides for non-qualified options to be granted to employees, officers, directors and consultants of the Company. Under the 1992 plan, up to 575,000 shares of common stock are reserved for issuance upon exercise of options granted to employees and nonemployees. Grants of options shall not be less than 85% of fair market value on the date of grant and are exercisable no more than ten years from the date of grant. Changes in options outstanding under this plan are summarized as follows:


                                                                    Option Price
                                                      Shares           per Share
                       ---------------------------------------------------------
                       Balance, June 30, 1994              -      $            -
                       Options granted                18,000      $ .50 - $2.250
                       ---------------------------------------------------------

                       Balance, June 30, 1995         18,000      $ .50 - $2.250
                       Options granted                 8,000              $1.063
                       ---------------------------------------------------------

                       Balance, June 30, 1996         26,000      $ .50 - $2.250
                       =========================================================

                       Options available for grant
                        at June 30, 1996             549,000
                       Total shares reserved at
                        June 30, 1996                575,000
                       Options exercisable at
                        June 30, 1996                 26,000
                       =====================================



                [LETTERHEAD OF LA-MAN CORPORATION AND SUBSIDIARIES APPEARS HERE]

                                      Notes to Consolidated Financial Statements
================================================================================


                       On April 25, 1988, the Company adopted the 1988 Incentive Stock Option Plan whereby up to 166,667 shares of common stock are reserved for issuance upon exercise of options granted to employees. Grants of options are to be not less than fair market value on the date of grant and are exercisable after 18 months from the date the grant is awarded. Changes in options outstanding under this plan are summarized as follows:

                                                                   Option Price
                                                         Shares       per Share
                       ---------------------------------------------------------
                       Balance, June 30, 1995 and 1994        -            $  -
                       Options granted                  166,667            $.69
                       ---------------------------------------------------------

                       Balance, June 30, 1996           166,667            $.69
                       ========================================================

                       Options available for grant
                        at June 30, 1996                      -
                       Total shares reserved at
                        June 30, 1996                   166,667
                       Options exercisable at
                        June 30, 1996                         -
                       ========================================

                       Other Equity Instruments
                       ------------------------

                       The Company has outstanding an option to purchase 31,000 units, each unit consisting of two shares of common stock and two nonredeemable common stock purchase warrants, for a price of $7.80 per unit. Each common stock purchase warrant obtainable under this option entitles the holder to purchase one share of common stock at a price of $4.68. Both the option to purchase the units, and the purchase warrants included in the units, expire on January 6, 1999.

                       Shares Reserved
                       ---------------

                       At June 30, 1996, the Company has reserved common stock for future issuance under all of the above arrangements and the convertible note payable (Note 9) amounting to 3,434,300 shares.

                [LETTERHEAD OF LA-MAN CORPORATION AND SUBSIDIARIES APPEARS HERE]

                                      Notes to Consolidated Financial Statements
================================================================================


13.  Employee          During the fiscal year ended June 30, 1995, the Company
     Benefit Plan      adopted the La-Man Corporation 401(k) profit sharing
                       plan. The plan covers all employees with more than six months of service and allows employees to contribute up to 15% of their income to the plan. The Company contributes to the plan at a matching rate of 50% of the employees' contributions up to 6% of the employees' compensation. Company contributions to the plan are in the form of the Company's common stock. As of June 30, 1996, the Company accrued $20,791 for its unmatched portion of the employees' contribution. The Company issued to the 401(k) plan in fiscal year 1996, 49,516 shares of La-Man Corporation's common stock at closing prices ranging from $.81 to $1.13 per share.


14.  Gain on           The Company moved its filtration manufacturing plant
     Disposal of       from Indiana to Florida in May 1996. The Company sold its
     Property and      facilities in Indiana for net proceeds of $236,544, less
     Equipment         costs of $170,100 (including relocation costs of
                       $116,624) and recorded a net gain of $66,444.



15.  Industry          The Company's operations are classified into four
     Segments          business segments: filtration manufacturing, package
                       wholesaling, sign marketing and manufacturing and telecommunications marketing.

                       Operations within the filtration manufacturing segment include the manufacture and sale of a line of products which, when installed in compressed air lines, substantially reduce or totally eliminate water and condensate problems and most foreign contaminants in the air line.

                       The package wholesaling segments markets and sells various packaging materials and supplies such as cartons, tape, staples, stretch and shrink films, foam shipping bags and other various package materials to industrial and commercial establishments. This segment was discontinued subsequent to June 30, 1996 (see Note 19).

                       The sign marketing and manufacturing segment markets and produces custom designed and stock sign products which are specifically designed for external use by churches, schools and commercial enterprises.

                [LETTERHEAD OF LA-MAN CORPORATION AND SUBSIDIARIES APPEARS HERE]

                                      Notes to Consolidated Financial Statements
================================================================================

                       The telecommunications marketing segment is an authorized agent of MCI Telecommunications Corporation and generates commissions from MCI through the solicitation and sale of MCI services.

                       The following table shows sales and operating income from continuing operations and other financial information by industry segment as of and for the years ended June 30, 1996 and 1995:


                                                                         Sign
                                                                    Marketing                Tele-
                                Filtration         Package                and       communications
                             Manufacturing     Wholesaling      Manufacturing            Marketing       Corporate     Consolidated
- ------------------------------------------------------------------------------------------------------------------------------------

1996
  Sales                        $ 1,587,980   $           -     $   11,679,565         $    429,062     $         -     $ 13,696,607
  Operating income
   (loss)                          540,640               -          1,246,040             (397,749)       (832,707)         556,224
  Depreciation and
   amortization                     82,362               -            323,046                9,306          45,288          460,002
  Identifiable assets            1,056,281         216,815          6,618,103              135,169       1,357,607        9,383,975
  Capital expenditures             270,879             925            193,990               37,388           1,416          504,598

1995
  Sales                          1,602,002               -          5,267,492               39,320               -        6,908,814
  Operating income
    (loss)                         515,772               -            682,850             (118,045)       (741,815)         338,762
  Depreciation and
   amortization                    105,600               -             65,626                1,176          54,390          226,792
  Identifiable assets              786,082         206,398          1,390,502               67,151       1,609,130        4,059,263
  Capital expenditures              11,948               -             52,691                2,892           9,940           77,471
====================================================================================================================================


                [LETTERHEAD OF LA-MAN CORPORATION AND SUBSIDIARIES APPEARS HERE]

                                      Notes to Consolidated Financial Statements
================================================================================


16.  Supplemental      The Company paid $181,266 and $31,682 for interest for
     Cash Flow         the years ended June 30, 1996 and 1995, respectively.
     Information

                       The following summarizes noncash investing and financing transactions:

                                                                  1996      1995
                       ---------------------------------------------------------
                       Issuance of common stock for payment
                        of accounts payable                 $   45,000  $      -

                       Common stock contributed to 401(k)
                        plan                                $   58,205  $      -

                       Common stock issued in purchase of
                        stock of Don Bell subsidiary
                        (Note 1)                            $1,100,000  $      -

                       Issuance of note payable for payment
                        of accounts payable                 $   55,000  $      -

                       Acceptance of note receivable for
                        sale of property and equipment      $   87,492  $      -

                       Capital lease incurred to acquire
                        equipment and a sub-lease
                        receivable                          $        -  $ 31,696

                       Cancellation of note receivable to
                        acquire stock of VTM subsidiary,
                        net of cash acquired (Note 1)       $        -  $179,995

                       Stock issued in connection with
                        deferred consulting agreement
                        (Note 1)                            $        -  $ 73,500

                       =========================================================

17.  Economic          For the years ended June 30, 1996 and 1995, the Company
     Dependence        had one supplier which accounted for a significant volume
                       of consolidated purchases. For the year ended June 30, 1996, purchases of signs from this supplier approximated
                       $2,147,000, or 27% of consolidated purchases. For the year ended June 30, 1995, purchases of signs from this supplier approximated $2,076,000, or 56% of consolidated purchases. With the acquisition of Don Bell, the Company is currently manufacturing a portion of these signs at its facilities in Florida.

                [LETTERHEAD OF LA-MAN CORPORATION AND SUBSIDIARIES APPEARS HERE]

                                      Notes to Consolidated Financial Statements
================================================================================

18.  Subsequent        On July 12, 1996, the Company authorized a 5 percent
     Event             stock dividend to be issued August 7, 1996 to holders of
                       record on July 26, 1996. The dividend resulted in the issuance of an additional 152,768 shares of the Company's
                       $.001 par value common stock. Net income per share for the years ended June 30, 1996 and 1995 has been retroactively restated to reflect the effects of this stock dividend.

19.  Discontinued      During August 1996, the Company made a strategic
     Operations        decision to discontinue the operations of Heritage
                       Packaging Services, Inc. ("Heritage"), its package wholesaling subsidiary. On August 27, 1996, the Company sold substantially all of Heritage's accounts receivable, inventory and fixed assets for cash proceeds of $35,000 and the assumption of certain liabilities, and recognized a loss of $57,764. Sales for Heritage for the years ended
                       June 30, 1996 and 1995 amounted to $918,662 and
                       $1,141,024, respectively. Included in the Company's consolidated balance sheet at June 30, 1996 are Heritage's current and long-term assets of $96,315 and $30,115, respectively, and its current liabilities of $232,179. The current liabilities include an accrual providing for aggregate losses on discontinued operations in the amount of $115,000, including the loss of $57,764 on the sale of net assets of Heritage.