Form 10QSB
period 1996-09-30
LA MAN CORPORATION
filed 1996-11-14
CIK 718660

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ------------------------

                                 FORM   10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

For the Quarterly Period Ended
     September 30, 1996                        Commission file number 0-14427


                           ------------------------

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

                           ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 of 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.    [x] Yes  [ ] No


     As of November 7, 1996, 3,280,915 shares of Common Stock were outstanding.

                        PART I - FINANCIAL INFORMATION
                      LA-MAN CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                                  September 30,
                                                                       1996
                                                                  -------------
                                                                   (Unaudited)
                                 ASSETS
Currents assets:
     Cash                                                         $    28,295
     Accounts receivable, net                                       1,947,568
     Inventories - trade (Note 2)                                   1,060,649
     Prepaid expenses                                                 314,934
     Deferred tax assets                                              146,275
     Costs and estimated earnings in excess of
       billings on uncompleted contracts (Note 3)                      87,171
                                                                  -----------
          Total current assets                                      3,584,892
                                                                  -----------

Property, plant and equipment, net                                  2,795,644
                                                                  -----------

Other assets
     Intangibles, net                                               2,502,343
     Other                                                            435,720
                                                                  -----------
                                                                    2,938,063
                                                                  -----------
                                                                  $ 9,318,599
                                                                  ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                             $   994,589
     Accrued expenses                                                 711,823
     Customer deposits                                                556,177
     Deferred income                                                   43,770
     Current portion of long-term liabilities                         127,122
                                                                  -----------
          Total current liabilities                                 2,433,481
                                                                  -----------

Long-term liabilities:
     Long-term debt, less current portion                           2,113,820
     Deferred income                                                   29,190
     Obligations under capital leases, less current portion            26,240
                                                                  -----------
          Total liabilities                                         4,602,731
                                                                  -----------
Stockholders' equity:
     Common stock                                                       3,281
     Additional paid-in capital                                     6,351,541
     Accumulated deficit                                           (1,638,954)
                                                                  -----------
          Total stockholders' equity                                4,715,868
                                                                  -----------
                                                                  $ 9,318,599
                                                                  ===========

See accompanying notes to condensed consolidated financial statements.

                      LA-MAN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                         Three Months Ended
                                                            September 30,
                                                      -------------------------
                                                         1996           1995
                                                      ----------    -----------
Sales                                                 $4,278,801     $2,920,740

Cost of sales                                          2,288,197      1,274,478
                                                      ----------     ----------
Gross profit                                           1,990,604      1,646,262

Operating expenses                                     1,848,357      1,397,229
                                                      ----------     ----------
Income from operations                                   142,247        249,033
                                                      ----------     ----------
Other income (expense):
     Interest income                                      23,879         10,292
     Interest expense                                    (49,710)       (19,095)
     Other                                                  (771)         6,060
                                                      ----------     ----------
                                                         (26,602)        (2,743)
                                                      ----------     ----------
Income from continuing operation
  before income taxes                                    115,645        246,290
Provision for income taxes                                     -        (15,140)
                                                      ----------     ----------
Income from continuing operations                        115,645        231,150

Discontinued operations:
     Loss from operations of discontinued
       packaging operations                                    -        (29,998)
                                                      ----------     ----------
Net income                                            $  115,645     $  201,152
                                                      ==========     ==========

Income (loss) per share:
     Continuing operations                            $     0.04     $     0.09
     Discontinued operations                                   -          (0.01)
                                                      ----------     ----------
Net income income per share                           $     0.04     $     0.08
                                                      ==========     ==========

Weighted average number of shares                      3,218,879      2,555,967
                                                      ==========     ==========

See accompanying notes to condensed consolidated financial statements.

                      LA-MAN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Three Months Ended
                                                             September 30,
                                                        ----------------------
                                                           1996        1995
                                                        ---------   ----------
Cash flows from operating activities:
     Net income from continuing operations              $ 115,645   $  231,150
     Adjustments for non-cash charges                     123,219       77,346
     Gain on disposal of asset                             (1,143)      (2,532)
     Changes in assets and liabilities, net of
          effects of acquisition and disposition         (474,488)    (295,018)
     Operating activities provided by (used for)
         discontinued operations                            6,380      (62,832)
                                                         --------    ---------
          Net cash used for operating activities         (230,387)     (51,886)
                                                         --------    ---------
Cash flows from investing activities:
     Capital expenditures                                 (85,200)     (34,656)
     Patent expenditures                                   (1,302)      (1,136)
     Payment for Don Bell, net of cash
         acquired of $59,820                                    -     (300,180)
     Proceeds from sales of assets                          1,143        2,532
     Other                                                (31,805)      (1,471)
                                                         --------    ---------

          Net cash used for investing activities         (117,164)    (334,911)
                                                         --------    ---------

Cash flows from financing activities:
     Proceeds from exercise of common stock warrants       18,750            -
     Proceeds from line of credit                         275,100       50,000
     Net payments on capital  lease obligations            (4,347)      (7,384)
     Payments on long-term debt                           (26,384)     (20,350)
                                                         --------    ---------

          Net cash provided by financing activities       263,119       22,266
                                                         --------    ---------
Decrease in cash                                          (84,432)    (364,531)
Cash, beginning of period                                 112,727      364,531
                                                         --------    ---------
Cash, end of period                                      $ 28,295    $     -0-
                                                         ========    =========
Supplemental non-cash investing and
  financing activities:
          Issuance of common stock for DBI                      -   $1,100,000
          Issuance of 8% convertible note for DBI               -      750,000
          Issuance of common stock for 401(k)
              matching contribution                      $ 21,735        7,215
          Issuance of common stock in connection
            with 5% stock dividend                        152,768

See accompanying notes to condensed consolidated financial statements.

                      LA-MAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1-   BASIS OF PRESENTATION

          The financial information included herein is unaudited and does not include all of the information and disclosures required by generally accepted accounting principles; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations for the interim periods. This report should be read in conjunction with the Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996.

          The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

          In September 1995, the Company completed the purchase of Don Bell Industries, Inc. ("DBI"). DBI's results of operations since acquisition are included in the results for the current and prior fiscal quarter.

NOTE 2 -  INVENTORIES

          Inventories at the end of interim periods are based on perpetual inventory records. Inventories consist of the following at September 30, 1996:

Raw materials and work in progress               $  915,193
Finished goods                                      145,456
                                                 ----------
                                                 $1,060,649
                                                 ==========


NOTE 3-   UNCOMPLETED CONTRACTS

          The costs and estimated earnings in excess of billings on uncompleted contracts, consists of the following at September 30, 1996:

Costs incurred on uncompleted contracts         $ 1,173,178
Estimated earnings                                   98,599
                                                 ----------
                                                  1,271,777

Billings to date                                 (1,184,606)
                                                -----------
                                                $    87,171
                                                ===========

NOTE 4-   REVOLVING LINE OF CREDIT

          The Company has a $500,000 revolving bank line of credit. Advances on the credit line carry an interest rate of 1% over prime. The line of credit matures December 27, 1997, and is collateralized by property, accounts receivable and inventory. The agreement providing for the line of credit has covenants which require the Company to maintain certain financial and operating ratios, including tangible net worth and interest coverage ratio requirements. At September 30, 1996 the Company had outstanding advances on this line of credit of $275,100, which amount is included in long-term debt.

NOTE 5-   ACQUISITION

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

NOTE 6-   DISCONTINUED OPERATIONS

          During August 1996, the Company made a strategic decision to discontinue the operations of Heritage Packaging Services, Inc. ("Heritage"), its package wholesaling subsidiary. On August 27, 1996, the Company sold substantially all of Heritage's accounts receivable, inventory and fixed assets for cash proceeds of $35,000 and the assumption of certain liabilities. During the year ended June 30, 1996, the Company made an accrual in the aggregate amount of $115,000 providing for a $57,764 loss on the sale of the net assets of Heritage, with the remainder providing for estimated losses on operations and close- down costs.

NOTE 7-   CAPITAL STOCK

          On July 12, 1996, the Company authorized a 5 percent stock dividend, which was issued August 7, 1996 to holders of record on July 26, 1996. The dividend resulted in the issuance of an additional 152,768 shares of the Company's common stock valued at $1 per share. Net income per share for the quarter ended September 30, 1995 has been retroactively restated to reflect the effect of this stock dividend.

          During the quarter ended September 30, 1996, a total of 52,521 warrants to purchase common stock were exercised at a price of $.357 per share for cash proceeds to the Company of $18,750. In addition, 16,961 shares of common stock valued at $21,735 were issued in connection with the Company's 401(k) Plan's matching contribution.

NOTE 8-   SUBSEQUENT EVENT

          On October 29, 1996, representatives of MCI orally advised Vision Trust Marketing, Inc., a wholly-owned subsidiary of the Company, that MCI has determined to terminate its agent program. Vision operates a long-distance telemarketing operation as an agent of MCI under an agreement that allows MCI to terminate the agreement on at least 90 days' prior written notice. Vision has not yet received written notice of termination from MCI, but is evaluating the potential impact of MCI's pending termination of its agent program and is exploring various alternative plans.



              (THE REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK)

                      LA-MAN CORPORATION AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

          The following discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations set forth in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996 filed with the Securities and Exchange Commission on September 26,1996, which discussion is incorporated herein by reference.

THREE MONTHS ENDED SEPTEMBER 30, 1996 VS. SEPTEMBER 30, 1995
------------------------------------------------------------

          The Company's consolidated sales of $4,278,801 for the quarter ended September 30, 1996 increased $1,358,061 or 46% over the prior quarter ended September 30, 1995. Operating income of $142,247 for the quarter represented a decline of $106,786 over the prior quarter operations of $249,033. Income from continuing operations of $115,645 declined from $231,150. Net income of $115,645 was a decline of $85,507 over the prior quarter's income of $201,152.

          Earnings per share from continuing operations of $.04 for the quarter ended September 30, 1996 dropped from $.09 in the September 30, 1995 quarter. Net income per share dropped to $.04 from $.08 per share. A contributing factor in the decrease in earnings per share was the increase in the weighted average number of shares outstanding, which increased 662,912 shares or 26% in the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995, an impact of $.02 per share. The higher number of shares outstanding resulted primarily from the conversion of warrants, the DBI acquisition and shares issued to the La-Man Corporation 401(k) plan.

          The results of operations for the quarter ended September 30, 1996 include the operations of Don Bell Industries, Inc. ("DBI"), which was acquired in September 1995, and accounted for as a purchase transaction. DBI's operating results for the three months ended September 30, 1996 and the one month ended September 30, 1995 are as follows:

                                  1996         1995
                               -----------  ----------
 Sales                         $1,955,441    $691,752
 Cost of Sales                  1,370,529     400,471
                               ----------    --------
 Gross Profit                     584,912     291,281

 Operating Expenses               444,046     141,242
                               ----------    --------

 Income from Operations           140,866     150,039
   Interest Income                 17,192       3,416
   Interest Expense               (49,209)    (16,414)
                               ----------    --------

 Income before income taxes    $  108,849    $137,041
                               ==========    ========

          Absent the acquisition of DBI, consolidated sales of $2,323,360 represented an increase of $94,372 or 4% over the three months ended September 30, 1995. The gross profit of $1,405,692 was an improvement of $ 50,711 or 4%. The gross profit margin of 61% was unchanged with the comparative three month period.

          The filtration division's sales of $438,259 was an increase of $26,505 or 7%, with gross margin decreasing to $263,617 from $275,676 due to product mix.

          The church and school sign marketing operations' sales of $1,820,137 increased from $1,726,223 in the quarter ending September 30, 1995, an increase of $93,914 or 5.5% . Gross margins increased to $1,088,121 from $1,002,569, an increase of $85,552 or 9%, due to the sales increase and a price increase, which became effective late in the first quarter of 1996.

          The long-distance telemarketing operations' sales of $ 64,964 decreased from $91,014 in the quarter ending September 30, 1995. Operating loss also increased to $155,990 from $60,718 in the quarter ending September 30, 1995. In October, 1996 the Company was notified by MCI that it is canceling its agent program. (See Note 7 to the Company's Condensed Consolidated Financial Statements).

          Excluding DBI, operating expenses of $1,404,311 for the quarter represented an increase of $148,324 or 12% as compared to the quarter ending September 30, 1995. The primary reason for the increase was higher telemarketing expenses at both the church and school sign operations and the MCI long-distance operations. The addition of new support staff and salary increases also contributed to the increase.

          Other expenses -net of $26,602 for the three-months ended September 30, 1996 increased from $2,743 for the three months ended September 30, 1995 primarily due to interest expense related to the DBI acquisition partially offset by higher interest income.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

          Liquidity and capital resources will be discussed in three broad categories, namely, operating, investing and financing activities. Cash available at June 30, 1996 and September 30, 1996 was $112,727 and $28,295, respectively.

          Net cash used for operating activities in the three- month period ending September 30, 1996 was $230,387. Net income of $115,645 and non-cash charges for depreciation and amortization of $123,219 were more than offset by the net changes in assets and liabilities of $474,488 and amounts provided by discontinued operations of $6,380.

          Net cash used for investing activities was $117,164. Capital expenditures which amounted to $85,200 was the principle item.

          Net cash provided by financing activities was $263,119. The Company took down $275,100 of its line of credit. Also, the Company made payments on long-term debt of $26,384 and received $18,750 from the conversion of 52,521 warrants to common stock. At November 7, 1996 there was $375,100 outstanding on the line of credit.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL  PROCEEDINGS.
----------------------------

     Not applicable

ITEM 2.   CHANGES IN SECURITIES
-------------------------------

     "(c) During the period covered by this Report, the Company issued 16,691 shares of its common stock to the La-Man Corporation 401(k) Plan as its employer contribution (see Note 7 to the Condensed Consolidated Financial Statements included in Part I of this Report) on the basis that such issuance did not involve a "sale" within the meaning of the Securities Act of 1933, as amended, and, therefore, was exempt from the registration requirements of such act."

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------

     Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY - HOLDERS
-------------------------------------------------------------

     Not applicable

ITEM 5.   OTHER INFORMATION
---------------------------
     Not applicable

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM 8-K.
-----------------------------------------------

     La-Man Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 1996 with respect to the sale of assets of Heritage Packaging Services, Inc., an Indiana subsidiary of La-Man Corporation, to Midwest Packaging Products, Inc.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LA-MAN CORPORATION


Date: November 7, 1996                 By: /s/ J. William Brandner
                                           ------------------------------------
                                           J. William Brandner,
                                           President & Chief
                                           Executive Officer


                                       By: /s/ Otto J. Nicols
                                           ------------------------------------
                                           Otto J. Nicols,
                                           Vice President & Treasurer,
                                           Chief Financial Officer and
                                           Chief Accounting Officer