Form 10QSB
period 1996-12-31
LA MAN CORPORATION
filed 1997-02-13
CIK 718660

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ------------

                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

For the Quarterly Period
  Ended December 31, 1996                        Commission file number 0-14427

                                 ------------

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

                                 ------------

    Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 of 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.                                               [x] Yes  [ ] No


  As of February 13, 1997, 3,291,187 shares of Common Stock were outstanding.

===============================================================================

                        PART I - FINANCIAL INFORMATION
                      LA-MAN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                               December 31,
                                                                   1996
                                                               ------------
                                                               (Unaudited)
                                 ASSETS
Currents assets:
     Cash                                                      $    22,898
     Accounts receivable, net                                    2,021,403
     Inventories - trade (Note 2)                                1,041,223
     Prepaid expenses                                              259,976
     Deferred tax assets                                           125,000
     Costs and estimated earnings in excess of billings
       on uncompleted contracts (Note 3)                           118,096
                                                               -----------
          Total current assets                                   3,588,596
                                                               -----------
Property, plant and equipment, net                               2,698,884
                                                               -----------
Other assets
     Intangibles, net                                            2,219,570
     Deferred tax assets                                           150,000
     Other                                                         419,157
                                                               -----------
                                                                 2,788,727
                                                               -----------
                                                               $ 9,076,207
                                                               ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                          $   847,191
     Accrued expenses                                              683,033
     Customer deposits                                             536,526
     Deferred income                                                35,700
     Current portion of long-term liabilities (Note 5)             573,030
                                                               -----------
          Total current liabilities                              2,675,480

Long-term liabilities:
     Long-term debt, less current portion                        1,815,508
     Due for DBI purchase price adjustment (Note 5)                450,357
     Deferred income                                                23,921
     Obligations under capital leases, less current portion         26,240
                                                               -----------
          Total liabilities                                      4,991,506
                                                               -----------
Stockholders' equity:
     Common stock                                                    3,291
     Additional paid-in capital                                  5,770,315
     Accumulated deficit                                        (1,688,905)
                                                               -----------
          Total stockholders' equity                             4,084,701
                                                               -----------
                                                               $ 9,076,207
                                                               ===========

See accompanying notes to condensed consolidated financial statements.

                      LA-MAN CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 Six Months Ended        Three Months Ended
                                                    December 31,             December 31,
                                              -----------------------   -----------------------
                                                 1996         1995          1996       1995
                                              ----------   ----------   ----------   ----------
Sales                                         $7,823,279   $6,151,206   $3,609,442   $3,321,480

Cost of sales                                  4,180,160    2,931,939    1,902,973    1,671,739
                                              ----------   ----------   ----------   ----------
Gross profit                                   3,643,119    3,219,267    1,706,469    1,649,741

Operating expenses                             3,265,540    2,666,539    1,627,127    1,406,764
                                              ----------   ----------   ----------   ----------

Income from operations                           377,579      552,728       79,342      242,977
                                              ----------   ----------   ----------   ----------
Other income (expense):
     Interest income                              49,497       30,161       25,618       19,869
     Interest expense                           (102,385)     (86,272)     (52,675)     (67,177)
     Gain on sales of assets, net                264,562       12,532      265,705       12,532
     Other                                           659        7,475          287        1,415
                                              ----------   ----------   ----------   ----------
                                                 212,333      (36,104)     238,935      (33,361)
                                              ----------   ----------   ----------   ----------

Income from continuing operations
  before income taxes                            589,912      516,624      318,277      209,616

Provision (benefit) for income taxes            (128,725)      15,140     (128,725)           -
                                              ----------   ----------   ----------   ----------

Income from continuing operations                718,637      501,484      447,002      209,616

Discontinued operations:
     Loss from operations of
       discontinued operations                  (279,928)    (179,795)    (123,938)     (89,079)
     Provision for losses on
       discontinued operations                  (373,015)           -     (373,015)           -
                                              ----------   ----------   ----------   ----------
                                                (652,943)    (179,795)    (496,953)     (89,079)
                                              ----------   ----------   ----------   ----------

Net income (loss)                             $   65,694   $  321,689   $  (49,951)  $  120,537
                                              ==========   ==========   ==========   ==========

Income (loss) per share:
     Continuing operations                    $      .22   $      .19   $      .13   $      .07
     Discontinued operations                        (.20)        (.07)        (.15)        (.03)
                                              ----------   ----------   ----------   ----------
Net income (loss) per share                   $      .02   $      .12   $     (.02)  $      .04
                                              ==========   ==========   ==========   ==========

Weighted average number of shares              3,251,759    2,682,763    3,284,823    2,787,034
                                              ==========   ==========   ==========   ==========

See accompanying notes to condensed consolidated financial statements.

                      LA-MAN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                             Six Months Ended
                                                                                December 31,
                                                                          -----------------------
                                                                             1996         1995
                                                                          ---------    ----------
Cash  flows from operating activities:
     Net income                                                           $  65,694    $  321,689
     Loss from discontinued operations                                      652,943       179,795
     Adjustments for non-cash charges                                       116,608       232,088
     Gain on sales of assets                                               (264,562)      (12,532)
     Changes in assets and liabilities,
          net of effects of acquisitions and
          discontinued operations                                          (829,587)     (645,216)
                                                                          ---------    ----------

Net cash provided by (used for) continuing operating activities            (258,904)       75,824
Net cash used for discontinued operating activities                        (227,350)     (311,690)

Cash flows from investing activities:
     Capital expenditures                                                  (187,337)      (56,306)
     Payment for purchase of DBI, net of cash acquired of $59,820                 -      (300,180)
     Proceeds from sales of assets                                          343,643        12,532
     Other                                                                  (20,477)     (109,970)
                                                                          ---------    ----------

          Net cash provided by (used for) for investing activities          135,829      (453,924)
                                                                          ---------    ----------

Cash flows from financing activities:
     Proceeds from exercise of common stock warrants                         18,750             -
     Proceeds from line of credit                                           300,100       289,117
     Proceeds from long-term debt                                                 -        54,715
     Payments on capital  lease obligations                                  (4,949)      (18,573)
     Payments on long-term debt                                             (53,305)            -
                                                                          ---------    ----------

          Net cash provided by financing activities                         260,596       325,259
                                                                          ---------    ----------
Decrease in cash                                                            (89,829)     (364,531)
Cash, beginning of period                                                   112,727       364,531
                                                                          ---------    ----------
Cash, end of period                                                       $  22,898    $      -0-
                                                                          =========    ==========

Supplemental non-cash investing and financing activities:
          Issuance of common stock for DBI                                $       -    $1,100,000
          Issuance of 8% convertible note for DBI                                 -       750,000
          Issuance of common stock for 401(k) matching contribution          45,995        21,984
          Recognition of liability for DBI purchase price adjustment
            resulting in a decrease in additional paid-in capital           600,476             -

See accompanying notes to condensed consolidated financial statements.

                      LA-MAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  BASIS OF PRESENTATION

          The financial information included herein is unaudited and does not include all of the information and disclosures required by generally accepted accounting principles; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations for the interim periods. Certain reclassifications have been made in the 1995 financial statements to conform to the 1996 presentation. This report should be read in conjunction with the Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996.

          The results of operations for the six months and three months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

          In September 1995, the Company completed the purchase of Don Bell Industries, Inc. ("DBI"). The operating results of DBI are included in the Company's consolidated results of operations from the date of acquisition.

NOTE 2 -  INVENTORIES

          Inventories at the end of interim periods are based on perpetual inventory records. Inventories consist of the following at December 31, 1996:


     Raw materials and work in progress               $  910,579
     Finished goods                                      130,644
                                                      ----------
                                                      $1,041,223
                                                      ==========

NOTE 3-   UNCOMPLETED CONTRACTS

          The costs and estimated earnings in excess of billings on uncompleted contracts, consists of the following at December 31, 1996:

     Costs incurred on uncompleted contracts         $ 1,292,620
     Estimated earnings                                   57,398
                                                     -----------
                                                       1,350,018

     Billings to date                                 (1,231,922)
                                                     -----------
                                                     $   118,096
                                                     ===========

NOTE 4-   REVOLVING LINE OF CREDIT

          The Company has a $500,000 revolving bank line of credit. Advances on the credit line carry an interest rate of 1% over prime. The line of credit matures December 27, 1997, and is collateralized by property, accounts receivable and inventory. The agreement has covenants which require the Company to maintain certain financial and operating ratios, including tangible net worth and interest coverage ratio requirements. At December 31, 1996 the Company had outstanding advances on this line of credit of $300,100, which are included in the current portion of long-term liabilities.

NOTE 5-   SUBSEQUENT EVENTS

          In connection with the acquisition of Don Bell Industries, Inc. in September 1995 (See Note 1), the Company was contingently liable to the sellers for additional consideration if the stock price did not attain certain levels prior to December 31, 1996. The necessary stock price was not attained and, on January 31, 1997 notes were issued totaling approximately $600,000. The notes bear interest at 8% and are payable in twelve equal quarterly installments of principal plus accrued interest beginning April 30, 1997. The amounts due under these notes are accrued at December 31, 1996 with the portion due within twelve months included in the current portion of long-term liabilities.

NOTE 6-   LEGAL PROCEEDINGS AND DISCONTINUED OPERATIONS

          In November 1996, the contracts between MCI Telecommunications, Inc. ("MCI") and Vision Trust Marketing, Inc. ("VTM") for marketing MCI long-distance services were abruptly terminated by MCI. The contract for commercial customers was originally executed in 1994 and was restated and extended for a new five-year term in May 1996. This contract revision had been proposed by MCI in September 1995 and discussed with VTM over a period of eight months. In reliance on the new contract, VTM invested heavily in staff, facilities and equipment in anticipation of significant commissions as a result of enhancements in the revised contract. VTM is currently assessing its damages and has engaged legal counsel to consider pursuing legal action against MCI for such damages.

          Because VTM is no longer contracted to market MCI long distance services, its sole line of business, the Company discontinued the operations of VTM in December, 1996. Sales for VTM for the six months ended December 31, 1996 and 1995 amounted to $105,000 and $249,000, respectively. Included in the Company's consolidated balance sheet at December 31, 1996 are VTM's current and long-term assets of $52,000 and $6,000, respectively and its current liabilities of $169,000. The current liabilities include an accrual providing for aggregate losses on discontinued operations in the amount of $129,000. Losses totaling $284,000 for the write-down of VTM's assets to net realizable value were recognized in December, 1996.

          In August, 1996, the Company discontinued the operations of Heritage Packaging Services, Inc. ("Heritage"), its package wholesaling subsidiary and recorded an accrual at June 30, 1996 providing for aggregate losses on discontinued operations in the amount of $115,000. At December 31, 1996 all costs associated with this discontinuance had been incurred and $39,985 that remained accrued for aggregate losses on this discontinuance were recorded as income and netted with VTM's discontinuance accrual.

          In summary, the provision for losses on discontinued operations for the six months ended December 31, 1996 consists of the following:


Loss on write-down of VTM assets to net realizable value              $284,000
Provision for additional losses on discontinuance of VTM               129,000
Reversal of provision for losses on discontinuance of Heritage         (39,985)
                                                                      --------
                                                                      $373,015
                                                                      ========


NOTE 7-   CAPITAL STOCK

          On July 12, 1996, the Company authorized a 5 percent stock dividend, which was issued August 7, 1996 to holders of record on July 26, 1996. The dividend resulted in the issuance of an additional 152,768 shares of the Company's common stock. Net income per share for the six months and three months ended December 31, 1995 has been retroactively restated to reflect the effect of this stock dividend.

          On September 27, 1996, a total of 52,521 warrants to purchase common stock were exercised at a price of $.357 per share for cash proceeds to the Company of $18,750. In addition, for the six months ended December 31, 1996, 27,233 shares of common stock valued at $40,995 were issued for the Company's 401(k) Plan's matching contribution.

          On December 31, 1996, a purchase price adjustment was required on the DBI acquisition resulting in a reduction in additional paid-in capital of approximately $600,000 (see Note 5).


              (THE REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK)

                      LA-MAN CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
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


SIX MONTHS ENDED DECEMBER 31, 1996 VS. DECEMBER 31, 1995
--------------------------------------------------------

          The Company's consolidated sales of $7,823,000 increased $1,672,000 or 27% over the prior period, primarily as a result of increased volume in the sales of both custom and institutional signs as well as the inclusion of Don Bell Industries for the full period in 1996, compared with only four months activity in 1995.

          Operating income of $378,000 represented a decline of $175,000 over the prior period. This decline was primarily caused by cost overruns on two major sign projects and increased operating expense in sign marketing and manufacturing. A change order is expected to be agreed to in the third quarter, which will reimburse the Company for a substantial portion of these overruns and will be recorded when received. The cost overruns resulted from unforseen weather and other difficulties in the installation of a large sign project and as a result of costs incurred in an attempt to introduce new multi-colored lens wedge-based technology into the market place. Research on this technology is continuing and the company anticipates the technology to become fully functional during fiscal 1998. The increase in operating expenses results mainly from expansion of the institutional sign marketing staff and facilities in anticipation of larger increases in sales in the second half of fiscal 1997. Income from continuing operations of $719,000 increased $217,000 over the prior period as a result of a gain on the sale of billboards and the realization of a deferred tax asset. These gains were offset by the decrease in operating income.

          Net income for the six months ended December 31, 1996 declined by $256,000 from the prior year to $66,000. This change was a result of the loss incurred on the discontinuance of VTM.

          Earnings per share from continuing operations of $.22 for the six months ended December 31, 1996 increased from $.19 in the prior period. Net income per share dropped to $.02 (after the effect of discontinued operations) from $.12 in the prior period. A contributing factor in the decrease in earnings per share was the increase in the weighted average number of shares outstanding, which increased 569,000 shares or 21% ($.05 per share from continuing operations) in the six months ended December 31, 1996 as compared to the prior period. The higher number of shares outstanding resulted primarily from the conversion of stock warrants in February, 1996.

          With the discontinuance of Heritage and VTM, the Company is currently operating two segments: filtration manufacturing, and sign marketing and manufacturing.

          The filtration division's sales of $805,000 for the six months ended December 31, 1996 was an increase of $16,000 or 2% from the same period in 1995, with gross profit decreasing to $464,000 from $495,000 due to an increase in the price of raw materials. Corresponding increases in sales prices will be implemented during the third quarter. Operating expenses for this division decreased from $225,000 in the six months ended December 31, 1995 to $219,000 for the same period of 1996. The drop in gross profit combined with the reduction in operating expenses resulted in a decrease in operating income from $270,000 to $245,000.

          The institutional sign marketing operations' sales of $3,628,000 for the six months ended December 31, 1996 increased $385,000 or 12% from the same period in 1995. Gross profit increased to $2,150,000 from $1,890,000, an increase of $260,000 or 14%, due to a price increase which became effective late in the first quarter of 1996. Operating expenses for this division increased $281,000 from $1,469,000 for the six months ended December 31,1995 to $1,750,000 for the same period in 1996 primarily due to expansion and additional personnel which are expected to contribute to increased sales in the second half of fiscal 1997. The changes in gross profit and operating expenses combined to decrease operating income from $421,000 to $400,000.

          The results of operations for the six months ended December 31, 1996 include the operations of DBI, the sign manufacturing division, which was acquired in September 1995, and accounted for as a purchase transaction. DBI's operating results for the six months ended December 31, 1996 and the four months ended December 31, 1995 are as follows (dollars in thousands):

                                          1996      1995
                                        --------  --------
          Sales                          $3,390    $2,119
          Cost of Sales                   2,360     1,284
                                         ------    ------
          Gross Profit                    1,030       835

          Operating Expenses                859       525
                                         ------    ------
          Income from Operations            171       310

            Interest Income                  34        18
            Interest Expense                (95)      (78)
            Gain on Sale of Assets          266        10
                                         ------    ------

          Income Before Income Taxes     $  376    $  260
                                         ======    ======

          The changes from 1995 to 1996 result primarily from the differing periods covered, the reduction in gross profit caused by cost overruns on two specific sign projects and the gain on the sale of billboards.

          Corporate operating expenses remained relatively constant dropping to $438,000 for the six months ending December 31, 1996 from $448,000 for the same period in 1995.

THREE MONTHS ENDED DECEMBER 31, 1996 VS. DECEMBER 31, 1995
----------------------------------------------------------

          The Company's consolidated sales of $3,609,000 increased $288,000 or 9% over the prior period. Operating income of $79,000 represented a decline of $164,000 from the prior period. Income from continuing operations of $447,000 increased $237,000 over the prior period. The net loss of $50,000 was a decline of $170,000 from the prior period's income of $120,000. The major contributing factor to the decline in net earnings from the prior period was the provision for losses on discontinued operations recorded in December 1996.

          Earnings per share from continuing operations of $.13 for the three months ended December 31, 1996 increased from $.07 in the prior period. Net loss per share dropped to $.02 from net income per share of $.04 in 1995 due to the loss incurred on the discontinuance of VTM.

          The filtration division's sales of $367,000 dropped from $377,000 in the prior period, with gross margin decreasing to $200,000 from $219,000 due to an increase in the cost of raw materials.

          The institutional sign marketing operations' sales of $1,808,000 increased $291,000 or 19%. Gross margins increased to $1,062,000 from $887,000, an increase of $175,000 or 20%, due to a price increase which became effective late in the first quarter of 1996.

          The sign manufacturing division's sales of $1,435,000 increased from $1,427,000 in the prior period, with the gross margin decreasing to $445,000 from $544,000 in the prior period, primarily due to the cost overruns incurred on two specific sign projects.

          Operating expenses of $1,627,000 represented an increase of $220,000 or 16% as compared to the prior period. The primary reason for the increase was higher marketing expenses at the institutional sign operations, the addition of new support staff and salary increases.

          Other income-net of $239,000 increased from a net expense of $33,000 for the prior period primarily due to a gain on a sale of billboards.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

          Net cash used for continuing operating activities in the six month period ending December 31, 1996 was $259,000, compared to providing $76,000 in cash during the same period of 1995. The use of cash for 1996 was primarily the result of increases in accounts receivable and inventories combined with a reduction in accounts payable. Net cash used for the operation of discontinued operations in 1996 was $227,000 compared to $312,000 in 1995.

          Net cash provided by investing activities was $136,000 in 1996 compared to using $454,000 in the prior period. The main contributing factors were proceeds from the sale of billboards of $344,000 and capital expenditures of $187,000 during the six months ended December 31, 1996, compared to the $300,000 payment for the purchase of DBI in the same period of 1995.

          Net cash provided by financing activities was $261,000 for the six months ended December 31, 1996 and $325,000 for the six months ended
December 31, 1995. In both periods the Company borrowed approximately $300,000 against its line of credit. In 1996 the Company made payments on long-term debt of $53,000, compared to proceeds from long-term debt of $55,000 during 1995. At February 10, 1997 the Company had an available balance of approximately $275,000 on its line of credit.

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.
-----------------------------

     As discussed in Note 6 to the Condensed Consolidated Financial Statements included in Part I of the Report, the Company has engaged legal counsel in a dispute with MCI Telecommunications, Inc.

ITEM 2. CHANGES IN SECURITIES.
------------------------------

     Pursuant to an amendment dated as of January 7, 1997 to the Warrant Agreement dated January 6, 1994, as amended, between the Company and Continental Stock Transfer & Trust Company, as Warrant Agent, the expiration date of the Company's $4.762 Redeemable Common Stock Purchase Warrants was extended from January 7, 1997 to June 30, 1997.

     "(c) During the period covered by this Report, the Company issued 27,233 shares of its common stock to the La-Man Corporation 401(k) Plan as its employer contribution (see Note 7 to the Condensed Consolidated Financial Statements included in Part I of this Report) on the basis that such issuance did not involve a "sale" within the meaning of the Securities Act of 1933, as amended, and, therefore, was exempt from the registration requirements of such act."

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
----------------------------------------

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY - HOLDERS.
------------------------------------------------------------

     (a) The Company held its 1996 annual meeting of shareholders (the "1996 Annual Meeting") on November 18, 1996.

     (b) Proxies for the 1996 Annual Meeting were solicited by the Company's management pursuant to Regulation 14A under the Exchange Act, there was no solicitation in opposition to management's nominees for election as directors as listed in the Company's October 18, 1996 Proxy Statement delivered in connection with the 1996 Annual Meeting, and all of such nominees were elected.

     (c) At the Annual Meeting, 10 persons were elected to serve as directors of the Company until the next annual meeting of shareholders and until their successors are elected and qualified, and the Company's shareholders ratified the appointment of BDO Seidman, LLP, as independent auditors of the Company for the June 30, 1997 fiscal year. The number of votes cast for, against or withheld, as well as the number of abstentions (including broker non-votes), as to each of such matters was as follows:

                         VOTES       VOTES      VOTES        VOTES
                          FOR       AGAINST    WITHHELD    ABSTAINING
                       ---------    -------    --------    ----------
Gary Bell              2,956,520          0       1,264           798
J.William Brandner     2,937,620          0      20,164           798
Ithiel C. Clemmons     2,954,634          0       3,150           798
Edwin M. Freakley      2,936,715          0      21,069           798
Thomas N. Grant        2,957,435          0         349           798
Philip Howe Hoard      2,957,784          0         -0-           798
Otto J. Nicols         2,957,784          0         -0-           798
Robert M. Smither      2,957,715          0          69           798
J. Melvin Stewart      2,956,734          0       1,050           798
Max D. Tavernier       2,957,784          0         -0-           798
Ratification of
 appointment of
 BDO Seidman           2,829,418     20,665         N/A       110,915


ITEM 5. OTHER INFORMATION.
--------------------------

     Not applicable


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

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

                                       LA-MAN CORPORATION

Date: February 13, 1997                By: /s/ J. William Brandner
                                           ------------------------------------
                                           J. William Brandner, President &
                                           Chief Executive Officer


                                       By: /s/ Todd D. Thrasher
                                           ------------------------------------
                                           Todd D. Thrasher, Vice President &
                                           Treasurer, Chief Financial Officer
                                           and Chief Accounting Officer