Form 10QSB
period 1997-03-31
LA MAN CORPORATION
filed 1997-05-02
CIK 718660

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               ----------------


                                 FORM   10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

For the Quarterly Period Ended March 31, 1997     Commission file number 0-14427

                               ----------------

                               LA-MAN CORPORATION
             (Exact name of registrant as specified in its charter)


         NEVADA                                             38-2286268
----------------------------                          -----------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or other                             Identification  Number)
 organization)


          5029 EDGEWATER DRIVE, ORLANDO, FLORIDA 32810 (407) 521-7477 (Address, including zip code, and telephone number, including area code, of registrant's office)

                               ----------------

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days.                                                        [x] Yes  [ ] No



     As of May 2, 1997, 3,301,598 shares of Common Stock were outstanding.

                        PART I - FINANCIAL INFORMATION
                     LA-MAN CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                               March 31,
                                                                 1997
                                                             ----------
                    ASSETS
Current Assets:
 Cash                                                        $  116,344
 Accounts receivable, net                                     2,380,650
 Inventories                                                  1,091,717
 Prepaid expenses                                               267,130
 Deferred tax assets                                            125,000
 Costs and estimated earnings in excess of billings
  on uncompleted contracts                                       19,347
                                                             ----------
     Total current assets                                     4,000,188
                                                             ----------

Property, plant and equipment, net                            2,640,870
                                                             ----------
Other assets:
  Intangibles, net                                            2,204,822
  Deferred tax assets                                           150,000
  Other                                                         389,964
                                                             ----------
     Total other assets                                       2,744,786
                                                             ----------
                                                             $9,385,844
                                                             ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                           $  610,955
  Accrued expenses                                              908,245
  Customer deposits                                             559,780
  Deferred income                                                28,800
  Current portion of long-term liabilities                      482,353
                                                             ----------
     Total current liabilities                                2,590,133

Long-term liabilities:
  Long-term debt, less current portion                        2,395,740
  Deferred income                                                19,953
  Obligations under capital leases, less current portion         26,240
                                                             ----------
     Total liabilities                                        5,032,066
                                                             ----------

Stockholders' equity:
  Common stock                                                    3,302
  Additional paid-in capital                                  5,784,618
  Accumulated deficit                                        (1,434,142)
                                                             ----------
     Total stockholders' equity                               4,353,778
                                                             ----------
                                                             $9,385,844
                                                             ==========

     See accompanying notes to condensed consolidated financial statements.

                      LA-MAN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                Nine Months Ended        Three Months Ended
                                    March 31,                 March 31,
                            ------------------------   -----------------------
                                1997         1996         1997         1996
                            -----------   ----------   ----------   ----------
Sales                       $11,626,030   $8,965,254   $3,802,751   $2,814,048
Costs of sales                6,021,752    4,360,915    1,841,592    1,428,976
                            -----------   ----------   ----------   ----------

Gross profit                  5,604,278    4,604,339    1,961,159    1,385,072
Operating expenses            4,947,221    4,107,470    1,681,681    1,440,931
                            -----------   ----------   ----------   ----------

Income (loss) from
  operations                    657,057      496,869      279,478      (55,859)
                            -----------   ----------   ----------   ----------

Other income (expense):
  Interest income                79,969       49,523       30,472       19,362
  Interest expense             (167,276)    (145,444)     (64,891)     (59,172)
  Gain (loss) on sales
   of assets, net               260,003       10,532       (4,559)      (2,000)
  Other                           3,024          775        2,365       (6,700)
                            -----------   ----------   ----------   ----------
                                175,720      (84,614)     (36,613)     (48,510)
                            -----------   ----------   ----------   ----------

Income (loss) from continuing
 operations before provision
 for income taxes               832,777      412,255      242,865     (104,369)
Deferred tax benefit            140,623            -       11,898       15,140
                            -----------   ----------   ----------   ----------
Income (loss) from
 continuing operations          973,400      412,255      254,763      (89,229)

Discontinued operations:
  Loss from operations of
   discontinued operations     (279,928)    (327,328)           -     (147,533)
  Provision for losses on
   discontinued operations     (373,015)           -            -            -
                            -----------   ----------   ----------   ----------

Net income (loss)           $   320,457   $   84,927   $  254,763   $ (236,762)
                            ===========   ==========   ==========   ==========

Income (loss) per share:
  Continuing operations     $      0.30   $     0.15   $     0.08   $    (0.03)
  Discontinued operations         (0.20)       (0.12)           -        (0.05)
                            -----------   ----------   ----------   ----------
Net income (loss) per share $      0.10   $     0.03   $     0.08   $    (0.08)
                            ===========   ==========   ==========   ==========

Weighted average number of
 shares outstanding           3,266,329    2,759,890    3,295,930    2,943,577
                            ===========   ==========   ==========   ==========

     See accompanying notes to condensed consolidated financial statements.

                      LA-MAN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                    Nine Months Ended
                                                                                         March 31,
                                                                               -----------------------------
                                                                                  1997               1996
                                                                               -----------         ---------
Cash flows from operating activities:
  Net income                                                                   $   320,457         $  84,927
  Loss from discontinued operations                                                652,943           327,328
  Adjustments for non-cash charges                                                 248,801           310,107
  Gain on sales of assets, net                                                    (260,003)          (10,532)
  Changes in assets and liabilities, net of effects of acquisitions
    and discontinued operations                                                 (1,132,107)         (458,058)
                                                                               -----------         ---------
     Net cash provided by (used for) continuing operating activities
                                                                                  (169,909)          253,772
                                                                               -----------         ---------
Net cash used for discontinued operating activities                               (242,912)         (403,998)
                                                                               -----------         ---------
Cash flows from investing activities:
  Capital expenditures                                                            (224,913)         (344,956)
  Payment for purchase of DBI, net of cash acquired of $59,820                           -          (409,748)
  Proceeds from sales of assets                                                    343,643            10,532
  Other                                                                             (2,087)         (136,276)
                                                                               -----------         ---------
     Net cash provided by (used for) investing activities                          116,643          (880,448)
                                                                               -----------         ---------
Cash flows from financing activities:
  Proceeds from sale of common stock                                                     -            10,000
  Proceeds from exercise of common stock warrants                                   18,750           248,063
  Net increase in revolving line of credit                                         375,100           264,117
  Net increase (decrease) in long-term debt                                        (80,638)          167,032
  Payments on capital lease obligations                                            (13,417)          (23,069)
                                                                               -----------         ---------
     Net cash provided by financing activities                                     299,795           666,143
                                                                               -----------         ---------
Increase (decrease) in cash                                                          3,617          (364,531)
Cash, beginning of period                                                          112,727           364,531
                                                                               -----------         ---------
Cash, end of period                                                            $   116,344         $     -0-
                                                                               ===========         =========
Supplemental non-cash investing and financing activities:
  Issuance of common stock for purchase of DBI                                 $         -        $1,100,000
  Issuance of convertible note payable for purchase of DBI                               -           750,000
  Issuance of Common Stock For 401(k) matching contributions                        55,588            45,588
  Issuance of notes payable for DBI purchase price adjustment                      600,476                 -

     See accompanying notes to condensed consolidated financial statements.

                      LA-MAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  BASIS OF PRESENTATION

       The financial information included herein is unaudited and does not include all of the information and disclosures required by generally accepted accounting principles; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations for the interim periods. Certain reclassifications have been made in the 1996 financial statements to conform to the 1997 presentation. This report should be read in conjunction with the Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996.

       The results of operations for the nine months and three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

       In September 1995, the Company completed the purchase of Don Bell Industries, Inc. ("DBI"). The operating results of DBI are included in the Company's consolidated results of operations from the date of acquisition.


NOTE 2  -  INVENTORIES

       Inventories at the end of interim periods are based on perpetual inventory records. Inventories consist of the following at March 31, 1997:

            Raw materials and work in progress      $  931,438
            Finished goods                             160,279
                                                    ----------
                                                    $1,091,717
                                                    ==========

NOTE 3 -  UNCOMPLETED CONTRACTS

       The costs and estimated earnings in excess of billings on uncompleted contracts consists of the following at March 31, 1997:

            Costs incurred on uncompleted contracts    $41,621
            Estimated earnings                          13,468
                                                       -------
                                                        55,089
            Billings to date                           (35,742)
                                                       -------
                                                       $19,347
                                                       =======

NOTE 4 -  REVOLVING LINE OF CREDIT

       The Company has a $500,000 revolving bank line of credit. Advances on the credit line carry an interest rate of 1% over prime. The line of credit matures December 27, 1997, and is collateralized by property, accounts receivable and inventory. The agreement has covenants which require the Company to maintain certain financial and operating ratios, including tangible net worth and interest coverage ratio requirements. At March 31, 1997, the Company had outstanding advances on this line of credit of $375,100, which are included in the current portion of long-term liabilities.


NOTE 5 -  LEGAL PROCEEDINGS AND DISCONTINUED OPERATIONS

       In November 1996, the contracts between MCI Telecommunications, Inc. ("MCI") and Vision Trust Marketing, Inc. ("VTM") for marketing MCI long-distance services were abruptly terminated by MCI. The contract for commercial customers was originally executed in 1994 and was restated and extended for a new five-year term in May 1996. This contract revision had been proposed by MCI in September 1995 and discussed with VTM over a period of eight months. In reliance on the new contract, VTM invested heavily in staff, facilities and equipment in anticipation of significant commissions as a result of enhancements in the revised contract. A lawsuit was filed by VTM on April 16, 1997 seeking the recovery of damages from MCI.

       Because VTM is no longer contracted to market MCI long distance services, its sole line of business, the Company discontinued the operations of VTM in December 1996. Included in the Company's consolidated balance sheet at March 31, 1997, are VTM's current liabilities of $106,000. The current liabilities include an accrual providing for aggregate losses on discontinued operations in the amount of $83,000. Losses totaling $284,000 for the write-down of VTM's assets to net realizable value were recognized in December 1996.

       In August 1996, the Company discontinued the operations of Heritage Packaging Services, Inc. ("Heritage"), its package wholesaling subsidiary and recorded an accrual at June 30, 1996 providing for aggregate losses on discontinued operations in the amount of $115,000. At December 31, 1996, all costs associated with this discontinuance had been incurred and $39,985 that remained accrued for aggregate losses on this discontinuance were recorded as income and netted with VTM's discontinuance accrual.

       In summary, the provision for losses on discontinued operations for the nine months ended March 31, 1997 consists of the following:

   Loss on write-down of VTM assets to net realizable value          $284,000
   Losses incurred during wind-down of VTM                             46,000
   Provision for additional losses on discontinuance of VTM            83,000
   Reversal of provision for losses on discontinuance of Heritage     (39,985)
                                                                     --------
                                                                     $373,015
                                                                     ========

NOTE 6 -  CAPITAL STOCK

       On July 12, 1996, the Company authorized a 5 percent stock dividend, which was issued August 7, 1996 to holders of record on July 26, 1996. The dividend resulted in the issuance of an additional 152,768 shares of the Company's common stock. Net income per share for the nine months and three months ended March 31, 1996 has been retroactively restated to reflect the effect of this stock dividend.

       On September 27, 1996, a total of 52,521 warrants to purchase common stock were exercised at a price of $.357 per share for cash proceeds to the Company of $18,750. In addition, for the nine months ended March 31, 1997, 37,644 shares of common stock valued at $55,309 were issued for the Company's 401(k) Plan's matching contribution.

       On December 31, 1996, a purchase price adjustment was required on the DBI acquisition resulting in 8% notes payable being issued and a reduction in additional paid-in capital of $600,476.



              (THE REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK)

                      LA-MAN CORPORATION AND SUBSIDIARIES


           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ----------------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

       The following discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations set forth in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996, filed with the Securities and Exchange Commission on September 26, 1996, which discussion is incorporated herein by reference.

       Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-QSB may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to be different materially from those anticipated by the Company's management. The Private Securities Litigation Reform Act of 1995 (the "1995 Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-QSB are made pursuant to the 1995 Act. For more information on the potential factors which could affect the Company's financial results, reference should be made to the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.

NINE MONTHS ENDED MARCH 31, 1997 VS. MARCH 31, 1996
---------------------------------------------------

       The Company's consolidated sales of $11,626,000 for the nine months ended March 31, 1997 increased $2,661,000 or 30% over the prior period as a result of increased volume in the sales of both custom and institutional signs as well as the inclusion of Don Bell Industries for the full period in 1997, compared with only seven months activity in 1996, after its acquisition in September 1995. Gross profits for the first nine months are up $1,000,000 over the prior year as a result of these increased sales.

       Operating income increased by $160,000 over the prior period from $497,000 in 1996 to $657,000 in 1997. The increase in operating expenses of $840,000 results mainly from expansion of the institutional sign marketing staff and facilities and inclusion of Don Bell Industries for the full nine month period in 1997.

       Income from continuing operations of $973,000 for the nine months ended March 31, 1997, increased $561,000 over the prior period. In addition to the increased operating income, this increase includes a $260,000 gain on the sale of billboards and the realization of a deferred tax asset of $140,000.

       Earnings per share from continuing operations of $.30 for the nine months ended March 31, 1997, increased from $.15 in the prior period. Net income per share, after the effects of discontinued operations, increased to $.10 per share from $.03 in the prior period. The increased earnings per share from the increased earnings was somewhat offset by the weighted average shares outstanding increasing from 2,760,000 shares for the nine months ended March 31, 1996 to 3,266,000 shares for the nine Months ended March 31, 1997. This increase in the weighted averages number of shares outstanding diluted earnings per share from continuing operations for the nine months ended March 31, 1997, by $.05 per share.

       The Company is currently operating two segments: filtration manufacturing, and sign marketing and manufacturing subsequent to the discontinuance of Heritage Packaging Services, Inc. in June 1996, and Vision Trust Marketing, Inc. in December 1996.

       The filtration division's sales of $1,213,000 for the nine months ended March 31, 1997, was a decrease of $14,000 or 1% from the same period in 1996, with gross profit decreasing to $681,000 from $763,000 due to increased raw material and production costs. January price increases that were intended to counteract these increased costs have not yet improved gross profit percentages to the prior period levels. Operating expenses for this division during the nine months ended March 31, 1997, were $362,000, the same as the nine months ended March 31, 1996. Operating expenses would have decreased if not for the filtration division absorbing $26,000 in additional overhead during the nine months ended March 31, 1997 that had previously been absorbed by the wholesale packaging division that was discontinued in June 1996. The drop in gross profit combined with the constant operating expenses resulted in a decrease in operating income from $402,000 to $319,000. The Company has recently adopted a new marketing strategy for the filtration division that is expected to significantly increase sales and profits at the division in future periods.

       The institutional sign marketing division's sales of $5,322,000 for the nine months ended March 31, 1997, increased $749,000 or 16% from the same period in 1996 as a result of an increase in the size of the division's sales staff and a wider variety of institutional customers. The increased sales, combined with a 1% increase in gross profit percentage, advanced gross profit for the nine months ended March 31, 1997, to $3,177,000 from $2,680,000 for the same period of 1996, an increase of $497,000 or 19%. Operating expenses for this division increased $449,000 from $2,169,000 for the nine months ended March 31, 1996, to $2,618,000 for the same period in 1997 as a result of expansion of the facilities and the addition of sales personnel which have contributed to increased sales. The changes in gross profit and operating expenses combined to increase operating income from $510,000 for the nine months ended March 31, 1996, to $559,000 for the nine months ended March 31, 1997.

       The results of operations for the nine months ended March 31, 1997, include the operations of Don Bell Industries, Inc. (" DBI"), the custom sign manufacturing division, which was acquired in September 1995, and accounted for as a purchase transaction. DBI's operating results for the nine months ended March 31, 1997, and the seven months ended March 31, 1996, are as follows (dollars in thousands):

                                             1996      1997
                                            ------    ------
       Sales                                $3,164    $5,090
       Cost of Sales                         2,003     3,344
                                            ------    ------
       Gross Profit                          1,161     1,746
       Operating Expenses                      946     1,290
                                            ------    ------

       Income from Operations                  215       456

          Interest Income                       29        54
          Interest Expense                    (127)     (148)
          Gain on Sale of Assets, net            8       261
                                            ------    ------
       Income Before Income Taxes           $  125    $  623
                                            ======    ======

       The increases from 1996 to 1997 are primarily caused by the additional two months of operations included in 1997. In addition to the differing period, sales and gross profit have increased over 1996 as a result of a major sign contract and more rigorous cost analysis prior to the acceptance of contracts. The increase in the gain on the sale of assets results from a one-time gain of $265,000 recognized on the sale of three billboards during November 1996.

       Corporate operating expenses increased approximately 7% to $677,000 for the nine months ending March 31, 1997 from $630,000 for the same period in 1996 primarily due to the accrual of bonuses anticipated to be payable for the year ending June 30, 1997 under various employment agreements.

THREE MONTHS ENDED MARCH 31, 1997 VS. MARCH 31, 1996
----------------------------------------------------

       The Company's consolidated sales of $3,803,000 for the three months ended March 31, 1997, increased $989,000 or 35% over the prior period. Operating income of $279,000 represented an increase of $335,000 from the prior period's operating loss of $56,000. Income from continuing operations of $255,000 increased $344,000 over the three months ended March 31, 1996. Net income of $255,000 in 1997 was an increase of $492,000 from the loss of $237,000 in 1996.
These improvements in operations were a result of increased sales and gross margin percentages at both the institutional and custom sign divisions.

       Earning per share from continuing operations of $.08 for the three months ended March 31, 1997, increased from a loss of $.03 in the prior period. Net income per share, after the effects of discontinued operations, was $.08 compared to a net loss per share of $.08 in 1996. The increase in earnings per share results from the increase in earnings with the increase in weighted average number of shares outstanding having little effect.

       The filtration division's sales of $408,000 for the three months ended March 31, 1997 dropped from $439,000 in the prior period, with gross profit decreasing to $218,000 from $269,000 due to increased raw material and production costs.

       The institutional sign marketing division's sales of $1,694,000 increased $364,000 or 27% from the three months ended March 31, 1996 to the three months ended March 31, 1997 and gross profits increased to $1,027,000 from $790,000, an increase of $237,000 or 30%. The increased sales are a direct result of the addition of several sales positions at the division as well as marketing efforts to a wider variety of institutional customers including nursing homes and funeral homes. The gross profit increase results not only from the sales increases, but also from a 1% increase in overall gross profit percentage as a result of a more profitable product mix in the current year versus 1996.

       The custom sign manufacturing division's sales of $1,700,000 for the three months ended March 31, 1997, increased from $1,045,000 in the prior period, with gross profit increasing to $716,000 from $326,000. The $655,000 increase in sales includes change orders approved during the quarter on a major sign contract as well as the completion of several other large projects during the period. Sales in the prior year were hampered by poor weather which was not a significant obstacle in 1997. The $390,000 improvement in gross profit was a result of the increased sales as well as an overall improvement of the gross profit percentage from 31% for the three months ended March 31, 1996 to 42% for the three months ended March 31, 1997. The improvement in gross profit percentage was driven by the approval of the third quarter change order for which most costs had previously been incurred as well as more rigorous cost analysis prior to the acceptance of contracts.

       Consolidated operating expenses of $1,682,000 represent an increase of $241,000 or 17% as compared to the prior period. The majority of the increase, $168,000, derives from the institutional sign division's expansion of facilities and addition of several sales positions, and $75,000 from the accrual of bonuses anticipated to be payable for the year ending June 30, 1997 under various employment agreements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       Net cash used for continuing operating activities in the nine month period ending March 31, 1997, was $170,000. Net income from continuing operations contributed $962,000 in cash from operations, net of non-cash charges and income from the gain on sales of assets. This cash provided was offset by a $535,000 increase in accounts receivable, a $323,000 increase in inventories (including costs and estimated earnings in excess of billings on uncompleted contracts), and a $293,000 reduction in accounts payable and accrued liabilities. These changes in accounts receivable, inventories and accounts payable are a result of the overall increase in sales as well as the completion of and final billing on a major custom sign contract. Net cash used in the operation and wind-down of discontinued operations was $243,000 for the nine months ended March 31, 1997.

       Net cash provided by investing activities during the nine months ended March 31, 1997, was $117,000. A one time sale of three billboards in November 1996 provided $344,000 in cash from investing activities while various capital expenditures of $225,000 used cash from investing activities.

       Net cash provided by financing activities was $300,000 for the nine months ended March 31, 1997. Cash used for financing activities consists of payments against long-term debt and capital lease obligations totaling $94,000. Cash provided by financing activities consists of $19,000 in proceeds from the exercise of common stock warrants and $375,000 in borrowings against the line of credit. As of May 2, 1997, the company's $500,000 revolving line of credit was fully repaid.

       The majority of the Company's long-term debt matures over the next four fiscal years resulting in future estimated principal payments of $288,000 in 1998, $527,000 in 1999, $390,000 in 2000 and $1,042,000 in 2001. The company has engaged a corporate and industrial bond specialist and has had discussions with several financial institutions to refinance the corporate debt over a longer term and at lower interest rates. If such refinancing is successful, the resulting increase in the amortization period of the debt will improve cash flow in future periods.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM  1.  LEGAL PROCEEDINGS.
----------------------------

       As discussed in Note 5 to the Condensed Consolidated Financial Statements included in Part I of the Report, the Company filed a lawsuit on April 16, 1997 in a dispute with MCI Telecommunications, Inc.


ITEM 2. CHANGES IN SECURITIES.
------------------------------

       Not applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
----------------------------------------

       Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS.
----------------------------------------------------------

         Not applicable.


ITEM 5. OTHER INFORMATION.
--------------------------

         Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

         Not applicable.

                                   SIGNATURES
                                   ----------

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LA-MAN CORPORATION

Date:  May 2, 1997                    By: /s/ J. William Brandner
                                          -----------------------------------
                                          J. William Brandner,
                                          President & Chief Executive Officer

                                      By: /s/ Todd D. Thrasher
                                          -----------------------------------
                                          Todd D. Thrasher, Vice President
                                          & Treasurer, Chief Financial Officer
                                          and Chief Accounting Officer