Form 10KSB
period 1997-06-30
LA MAN CORPORATION
filed 1997-09-25
CIK 718660

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

         For the fiscal year ended:            Commission file number:
               June 30, 1997                          0-14427

                              LA-MAN CORPORATION
                (Name of Small Business Issuer in Its Charter)

                  NEVADA                                 38-2286268
         (State or other Jurisdiction                 (I.R.S. Employer
       of Incorporation or Organization)           Identification Number)

           5029 EDGEWATER DRIVE, ORLANDO, FL 32810   (407) 521-7477
  (Address, including zip code, of principal executive offices and telephone number, including area code of Issuer)

  Securities registered under Section 12(b) of the Act:  NONE

  Securities Registered under Section 12(g) of the Exchange Act: COMMON STOCK, $.001 PAR VALUE

  Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. [X]Yes [_]No

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

  Issuer's revenues for its most recent fiscal year:  $15,945,627

  On September 16, 1997 the bid and ask prices of the Common Stock were $2.37 and $2.56, respectively, according to NASDAQ Small Cap Market quotations furnished by the National Quotation Bureau, Inc. The aggregate market value of the voting stock of the Issuer held by non-affiliates based on the average of the bid and ask prices on September 16, 1997 was $6,301,654.

  As of September 16, 1997, 3,405,007 shares of Common Stock were outstanding.

  Transitional Small Business Disclosure Format (check one):    [_]Yes  [X]No

                      DOCUMENTS INCORPORATED BY REFERENCE

  The information required by Item 9, Item 10, Item 11 and Item 12 of Part III of this Report is incorporated by reference from the Issuer's definitive proxy statement to be filed in accordance with Rule 14a-01, Schedule 14A, in connection with the Issuer's October 30, 1997 meeting of shareholders which involves the election of directors.

                                    PART I

ITEM 1. BUSINESS.
-----------------

  La-Man Corporation, a Nevada corporation, was originally incorporated in Michigan on November 2, 1979 and remained substantially inactive until the autumn of 1980. On February 4, 1983 , La-Man Corporation, a Nevada corporation ("the Company"), was formed and, pursuant to a Certificate of Merger filed on May 16,1983, the Michigan corporation was merged into the Nevada corporation. The Company's executive office is located at 5029 Edgewater Drive, Orlando, Florida 32810. Its telephone number is (407) 521-7477. The Company operates in two business segments: Signage and Filtration.

  The Company's direct wholly-owned subsidiaries include Nevada SEMCO, Inc., a Nevada corporation ("SEMCO"), Don Bell Industries, Inc., a Florida corporation ("Don Bell"), Don Bell Industries of Nevada, Inc., a Nevada corporation ("Don Bell Nevada"), Heritage Packaging Services, Inc., an Indiana corporation ("Heritage"), Vision Trust Marketing, Inc., a Florida corporation ("Vision") and Certified Maintenance Service, Inc., a Florida Corporation ("Certified"). The Company's indirect wholly-owned subsidiaries include J.M. Stewart Industries, Inc., a Florida corporation ("Stewart Industries") and J.M. Stewart Corporation, a Florida corporation ("Stewart Corporation"), each of which is directly owned by SEMCO, and TracTel Communications, Inc., a Florida corporation ("TracTel"), which is directly owned by Stewart Corporation.

  Since the commencement of its operations, the Company has been engaged in the manufacture and sale of a line of products which, when installed in compressed air lines, substantially reduce or totally eliminate water and condensate problems and most foreign contaminants, such as moisture, oil, dust, rust, and the like, in the air line. The Company assembles and ships all of its products from its owned facility in Port Orange, Florida. However, in order to minimize production costs, the actual components are manufactured by others using tooling owned by the Company.

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

  SEMCO was incorporated on August 12, 1993. SEMCO is the holding company for Stewart Corporation which designs and markets outdoor signs for institutional businesses such as churches, schools, funeral homes and governmental/military installations and Stewart Industries, which produces graphic arts and screen print products. TracTel was incorporated March 21, 1994 and has been inactive for its entire existence.

  On November 14, 1994, the Company acquired Vision and operated the corporation in Orlando, Florida as a wholly-owned subsidiary offering long distance telephone services as an authorized agent of MCI Telecommunications, Inc. ("MCI"). Th original contract between Vision and MCI for commercial long-distance customers was originally executed in 1994 and was restated and extended for a new five year term in May 1996. This contract revision had been proposed by MCI in September 1995 and discussed with Vision over a period of eight months. In reliance on the new contract, Vision invested heavily in staff, facilities and equipment in anticipation of significant commission revenue as a result of the enhancements in the revised contract. In November 1996, the contracts between Vision and MCI were abruptly terminated by MCI. A lawsuit was filed by Vision on April 16, 1997 seeking the recovery of damages from MCI. Because the cancellation of the contract by MCI resulted in Vision no longer being contracted to market MCI long-distance services, its sole line of business, the Company discontinued the operations of Vision in December 1996.

  On September 7, 1995, the Company acquired Don Bell, located in Port Orange, Florida and Don Bell Nevada, an inactive company. Don Bell, which is a commercial sign manufacturer, was incorporated on January 1, 1982 as a successor to a family-owned business. Don Bell specializes in the design, manufacture, installation and service of custom designed electronic signs. All manufacturing is done at its owned plant in Port Orange, Florida. Don Bell Nevada has remained inactive since the acquisition.

  Only July 1, 1997, the Company acquired Certified, which was incorporated on September 27, 1991. Certified is a service company specializing in the servicing of electronic signs and indoor and outdoor commercial lighting.

  Unless the context otherwise requires , the term "Company" hereinafter refers to La-Man Corporation, Heritage, Certified, SEMCO and its subsidiaries Stewart Corporation and Stewart Industries, Don Bell, Don Bell Nevada, Vision , and TracTel. The Company's Consolidated Financial Statements include the accounts of all subsidiaries. See the footnotes to the Company's Consolidated Financial Statements for information relating to the Company's industry segments.

LOAN AGREEMENT, LINE OF CREDIT, LETTER OF CREDIT AND NOTES PAYABLE

  On August 28, 1997 (subsequent to the June 30, 1997 year-end), the Company obtained a $2,570,000 irrevocable letter of credit from SouthTrust Bank, National Association ("SouthTrust") and issued an aggregate of $2,500,000 of its Variable/Fixed Rate Credit Enhanced Notes ("Notes") secured by such letter of credit. The notes bear interest at a variable rate (which, including the effect of amortization of finance costs, was an effective rate of 7.00% as of September 16, 1997). Interest payments are due on the notes on a monthly basis with certain annual principal payments due each August. The notes mature in stages through August, 2012. Approximately $2.1 million of the proceeds from the notes was used to pay off all existing Company debt, including debt obtained in the Certified acquisition, except for the Company's 8%, $750,000 convertible note payable to Worrell Enterprises, Inc. ("Convertible Note"). The remaining proceeds were, or will be, used to pay the closing costs of the notes and for capital expansions of the Company's sign production facilities.

  The Company can elect under certain circumstances to cause the interest rate on the Notes to be converted from a variable to a fixed rate, in which case interest would be payable generally every six months after the effective date of conversion. Both the variable rate and the fixed rate are determined from time to time by SouthTrust Securities, Inc., as Remarketing Agent, as being the lowest interest rate that would, in the opinion of the Remarketing Agent, result in the market value of the Notes being 100% of the principal amount thereof on the date of such determination, taking into account relative market conditions and credit rating factors as they exist on the interest rate adjustment date, except that the variable rate may never exceed 18% per annum. The Company has the right to redeem the Notes at par during any variable rate period, and during any fixed rate period at a premium of 102% beginning on the 4th anniversary date of conversion declining to 100% on the 6th anniversary. $2,260,000 principal of the Notes are subject to mandatory redemption, by lot, in stages from 1998 through 2011. Holders may tender the Notes to the Remarketing Agent during any business day during a variable rate period and are required to tender upon conversion of the Notes to a fixed rate, upon the expiration of the letter of credit securing the Notes if the Company has not previously obtained a substitute letter of credit meeting the requirements of the Trust Indenture under which the Notes were issued, and upon certain other events. The Remarketing Agent is required to use its best efforts to remarket Notes tendered at the option of holders and, in certain cases, upon mandatory tender of the Notes.

  Simultaneous with the issuance of the notes, the Company obtained a $1.3 million revolving line of credit from SouthTrust. The line of credit bears interest at one percent over the bank's prime rate and matures August 1999 with renewal provisions. As of September 16, 1997, no borrowings were outstanding against the line of credit.

  The letter of credit, notes and line of credit are cross-collateralized by substantially all assets of the Company and its subsidiaries, and joint and several guarantees of each of the Company's operating subsidiaries. The loan documents contain various covenants, including the following financial covenants:

  (a) The Company's ratio of Debt to Tangible Net Worth cannot exceed 3.1-to-1 during fiscal 1998, 2.7-to-1 during fiscal 1999 and 2.4-to-1 during fiscal 2000 and thereafter;

  (b) The Company is required to maintain working capital of $750,000 during fiscal 1998, $1,000,000 during fiscal 1999 and $1,250,000 during fiscal 2000 and thereafter;

  (C) The Company is required to maintain a current ratio of 1.25-to-1 at all times.

  (d) The Company must maintain a fixed charge coverage of 1.3-to-1 at all times.

  (e) The Company is not permitted to incur any additional indebtedness in excess of $50,000, except for indebtedness created in the ordinary course of business or purchases of equipment that create a purchase money security interest, without the written approval of the lender.

ACQUISITION OF CERTIFIED MAINTENANCE SERVICES, INC.

  On July 1, 1997 (subsequent to the June 30, 1997 year end), the Company acquired all of the outstanding shares of Certified in exchange for the assumption of Certified's net liabilities. Certified is a company that services indoor and outdoor signage and lighting. Through a network of subcontractors, as well as its own service fleet and staff, Certified specializes in providing service nationwide to multi-store retail outlets such as department stores, grocery stores, gas stations, office complexes and clothing outlets. Upon acquisition, the operations of Certified were merged with the installation and service operations of Don Bell to form a single operating division.

ACQUISITION OF DON BELL INDUSTRIES, INC.

  On September 7, 1995, the Company acquired all of the outstanding shares of Don Bell a Port Orange, Florida, manufacturer of commercial signs in exchange for 275,000 newly issued shares of La-Man Common Stock, the $750,000 Convertible Note and cash of $360,000. The convertible note, which is convertible into La-Man common stock at $4.76 per share, is payable in equal annual installments of $250,000 in the last three years of the note. Interest is payable semi-annually and the Company has a call feature at 105% of principal in year one reducing annually to 100% in year five. As an adjustment to the purchase price, additional notes payable totaling $626,477 were issued on January 31, 1997 to the previous owners of Don Bell. Such notes were paid in full and retired with the proceeds of a refinancing of the Company's indebtedness on August 28, 1997.

ACQUISITION OF VISION TRUST MARKETING, INC.

  In November 1994, the Company purchased the outstanding shares of common stock of Vision (whose operations were subsequently discontinued in December, 1996), an authorized agent of MCI. Under the terms of the acquisition agreement, La-Man canceled certain contractual advances due from Vision in the amount of $180,195 and assumed the net liabilities of Vision. It also entered into a consulting agreement with the prior owner of Vision and issued 70,000 newly issued shares of common stock under its 1994 Amended and Restated Employee and Consultant Stock Compensation Plan as consideration for consulting fees under the agreement.

PRINCIPAL PRODUCTS

  Signage and Related Products. The Company's signage segment accounted for 90% and 88% of consolidated sales for 1997 and 1996, respectively and includes the design, manufacture and sale of custom signage by Don Bell, the sale of stock institutional signage by Stewart Corporation, the production of graphic arts and screen printed products by Stewart Industries and the service, maintenance and installation of lighting and signage by both Don Bell and Certified.

  Don Bell is a producer of electronic message centers, custom designed identification systems and custom graphic systems for commercial clients. Don Bell specializes in developing and installing interior and exterior themed signage programs for shopping malls, parks, speedways, restaurants, vacation destinations and other facilities with a themed image. Deposits of 20% to 50% of a total sale are generally received before manufacture of a custom sign project begins. In addition, depending upon the value of the project, installment payments are received with final payment due upon installation and receipt of all necessary governmental and zoning permits. In addition to outright sales, Don Bell offers leases to customers which are generally for five year terms.

  Don Bell's product line is very diverse and includes single and multiple face fluorescent backlit identification signs, changeable copy reader boards, electronic time and temperature displays, large pylon electronic and non-electronic identification signs, monochrome electronic message centers and multi-color wedge-based electronic displays. In addition, Don Bell often produces smaller peripheral signs to complement larger signs and create a signage theme for its customers.

  On September 16, 1997, Don Bell entered into a marketing agreement with Electronic Sign Corporation d/b/a Ad Art, a California corporation that is a leader in the industry in the production of wedge-based, colored-lens electronic signs. Under the marketing agreement, Don Bell has exclusive rights to market the west coast manufacturer's wedge-based product in seven southeastern states and will be permitted to market on a non-exclusive basis world-wide. The signs sold under this agreement will be manufactured by Don Bell with only the wedge-based components being supplied by the west coast manufacturer. In coordination with this manufacturer, Don Bell will continue development of the Emotion(R) Windows-based software to be used in conjunction with the wedge-based hardware. There is presently no other Windows-based computer software on the market for operation of these wedge-based signs. Access to this top-of-the-line wedge-based technology positions Don Bell amongst the elite electronic sign manufacturers in the world. Management believes that wedge-based products will be the preeminent sign product of the future with their low operating cost and brilliant video displays.

  Sales of custom signage by Don Bell accounted for 36% and 32% of consolidated sales and 40% and 37% of signage segment sale for 1997 and 1996, respectively. Don Bell does not depend upon a single customer, or a few customers, the loss of any one or more of which would have a material adverse effect upon Don Bell. From time to time, however, Don Bell does enter into contracts of significant value that may represent more than ten percent of Don Bell's sales in any one particular year. Since these large contracts vary in amount from year to year and are not with the same customer or group of customers each year, Don Bell does not have a significant economic dependence upon a single customer or group of customers.

  Stewart Corporation markets custom designed and standard sign products specifically designed for outdoor use by institutional organizations such as churches, schools, funeral homes and governmental/military installations. The Company continually seeks markets in other institutional organizations. The signs and signage products sold by Stewart Corporation are constructed from quality materials intended to provide years of service to the institutional customer. A twenty-year comprehensive warranty is provided with each sign product sold by Stewart Corporation, and warranty claims have historically been less than one percent of sales. The sign cabinet is constructed of heavy gauge aluminum extrusions which are welded at mitered corners. The exterior of the sign cabinet is painted in various, selected customer colors utilizing high quality automotive paints. The formed faces of the signs are constructed of a polycarbonate product principally manufactured by General Electric under the product name Lexan. The Lexan provides a sign face which is long lasting, weather and hazard resistant and extremely shatterproof. The actual design of the sign can be selected from various stock models which have been designed by Stewart Corporation or a sign may be custom designed by the customer with Stewart Corporation's assistance.

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

  Sign and sign component manufacturing historically have been carried out under Stewart Corporation's supervision by non-affiliated manufacturing and assembly businesses. The majority of the sign manufacture is now handled by one unaffiliated company with a limited amount of manufacturing being completed by Don Bell. Drawings and specifications are submitted to the manufacturer, prices are negotiated and Stewart Corporation places individual orders with the vendor based on the agreed upon prices. Products are shipped directly to the customer from the third-party manufacturer and, consequently, Stewart Corporation does not maintain an inventory of stock signs at its facilities. Deposits of up to 50% of the sales price are received from the customer at the time the order is placed with final payment generally due 30 days after shipment. The manufacturing process utilizes molds, the engineering and design of which are proprietary to Stewart Corporation. The Company is currently in the process of expanding its sign production facilities in Port Orange, Florida to provide capacity to produce nearly all of the signs sold by Stewart Corporation and reduce or eliminate Stewart Corporation's dependence upon its present third-party manufacturer. Initially, the Company planned to construct the Stewart Corporation signs at the Don Bell facilities. However, due to the significant difference in cost structure in manufacturing mass-produced institutional signs versus manufacturing the high-custom signs historically produced by Don Bell, management determined that a separate production plant would result in more efficient and profitable production of the Stewart Corporation signs.

  Sales of institutional signs by Stewart Corporation accounted for 46% and 47% of total consolidated sales and 52% and 54% of the signage segment's sales during 1997 and 1996, respectively. Stewart Corporation does not depend upon a single customer, or a few customers, the loss of any one or more of which would have a material adverse effect upon Stewart Corporation. No single customer of Stewart Corporation accounted for sales equal to ten percent or more of Stewart Corporation revenues during 1997 or 1996.

  Sales to churches and schools accounted for 67% and 28% of Stewart Corporation's sales during 1997 and 75% and 24% of Stewart Corporation's sales during 1996, respectively with the remainder of sales coming from the governmental/military, funeral home and other markets. While churches and schools will continue to be core markets, Stewart Corporation intends to continue to pursue opportunities in additional markets. Sales in the governmental/military market are expected to significantly increase in future years.

  Both Don Bell and Certified provide installation, service and maintenance on interior and exterior lighting and signage. Prior to the acquisition of Certified on July 1, 1997, the majority of the service work performed by Don Bell was performed under five year maintenance agreements on signs sold by Don Bell. The acquisition of Certified expanded this business to include service on other manufacturers' signs as well as service of interior and exterior lighting.

  The service and installation department of Don Bell was merged with the operations of Certified to form a single service division within the Company. Through a network of subcontractors and its own fleet of 31 service trucks in Port Orange, Orlando and Tampa, Florida, as well as Atlanta, Georgia and Las Vegas, Nevada, the Company specializes in providing service nationwide to multi-store retail outlets such as department stores, grocery stores, gas stations, office complexes and clothing outlets while continuing to sell service contracts on signs manufactured by Don Bell.

  Service sales accounted for approximately 6% and 7% of consolidated sales and 7% and 8% of signage segment sales for 1997 and 1996, respectively. Management expects service revenues to triple in future years as a result of the acquisition of Certified on July 1, 1997.

  Stewart Industries produces graphic arts and screen printed products. Stewart Industries also uses computers to design and produce die cut vinyl letters, symbols, and logos for signs. Stewart Corporation purchases changeable screen printed copy letters and lettered signs for its church and school signs from Stewart Industries. Approximately 71% of Stewart Industries sales during both

1997 and 1996 were to Stewart Corporation. These intercompany sales are eliminated in the consolidated financial statements. Sales of graphic arts and screen printed products to third-party purchasers accounted for less than one percent of consolidated sales and less than two percent of signage segment sales for both 1997 and 1996.

  Filtration and Related Products. The filtration segment, which accounted for 10% and 12% of consolidated sales for 1997 and 1996, respectively, includes the manufacture and sale of a line of products which, when installed in compressed air lines, substantially reduce or totally eliminate water and condensate problems and most foreign contaminants, such as moisture, oil, dust, rust, and the like, in the air line.

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

  The Extractor/Dryer (R) is designed to remove moisture and impurities from compressed air lines at higher levels of volume than the Pneumatic/Dryer(R) (15 SCFM - 2000 SCFM). The Extractor/Dryer (R) uses a two-step air filtration process, rather than a single-stage process, to remove moisture and harmful contaminants from compressed air lines. The Company currently manufactures ten sizes of the Extractor/Dryer (R) which have been used in a variety of systems and equipment, including industrial, automotive, atomic energy plants, hospital, dental, bakery and sandblasting equipment and numerous other applications. It can be used to supplement the Pneumatic/Dryer(R) for demanding applications, such as spray painting. The various Extractor/Dryers and Pneumatic/Dryers accounted for approximately 7% of consolidated sales in 1997 and 8% of consolidated sales in 1996.

  The Pneuguard (R) is an advanced air tool lubricator which supplies a precise amount of lubricant to the inside of an air tool. Its unique design, which combines a ball check valve, a flow sensor and pressure diaphragm, prevents sudden surges of lubricant at start-up or impulse operations. Moreover, unlike gravity-fed devices, the Pneuguard(R) efficiently lubricates air tools in any position in which it is set. The LA-MAN Dryer/Pneuguard(R), as indicated by its name, combines the moisture and contaminant- removing function of the Pneumatic/Dryer(R) with the lubricating function of the Pneuguard(R). The use of this product facilitates the continuous operation of compressed air machinery. Sales of the Pneuguard(R) and Dryer/Pneuguard(R) accounted for less than one percent of consolidated sales in both 1997 and 1996.

  The Company also manufactures and markets replacement filters and filter materials for each of its filtration devices. Replacement filter sales represented 3% of consolidated net sales during both 1997 and 1996.

PATENT AND TRADEMARK PROTECTION

  The Company is the owner of ten issued U.S. patents. A U.S. patent gives the patent owner the exclusive right to exclude others from making, using, and selling the invention for seventeen years from the grant of the patent. The issued patents are: U.S. Reg. No. 4,464,186 relating to the

Pneumatic Liquid Evaporator/Extractor (expires in the year 2001); No. 4,483,417 relating to the Pneuguard(R) Lubricator (expires in 2001); No. 4,487,618 relating to the Extractor/Dryer (R) (expires in 2001); No. 4,810,272 relating to the Air Inlet Valve Arrangement for Pneumatic Equipment (expires in 2006); No. Re32,989 (Reissue of No. 4,600,416) relating to the Air Line Vapor Trap (expires in 2003); No. 4,874,408 relating to a Liquid Drain Assembly (expires in 2006); No. 4,925,466 relating to a Filter Cartridge Assembly (expires in 2007); No. 5,030,262 relating to the Air Vapor Trap and Drain (expires in 2008); No. 5,114,443 relating to the Air Line Vapor Trap (expires in 2009) and No. 5,261,946 relating to the Air Line Vapor Trap With Air Warming System (expires in 2010).

  The Company also is the owner of nine foreign patents and patents applications: Canadian Nos. 1,206,889 relating to the Pneumatic Dryer (expires
2003), 1,197,477 relating to the Extractor/Dryer(R) (expires 2002),1,207,674 relating to the Pneuguard(R) Lubricator (expires 2003), and 1,267,057 relating to the Air Line Vapor trap(expires 2007), Canadian Patent Application No. 2,064,401 for the Air Line Vapor With Air Warming System; Japanese Patent Nos. 1,410,903 relating to the Airline Lubricator (expires 2002), and 1,899,252 relating to the Air Line Vapor Trap (expires 2001), Taiwanese Patent No. UM 55136 relating to the Air Inlet Valve Arrangement for Pneumatic Equipment (expires 2000), and Swedish Patent No. 101,861 relating to the Airline Lubricator (next renewal date July 13, 1997).

  The Company is the owner of U.S. Reg. No. 1,287,666 for the trademark LA-MAN(R), Reg. No. 1,328,054 for PNEUGUARD(R), Reg. No. 1,596,100 for EXTRACTOR/DRYER(R), and Reg. No. 1,790,935 for ENCAPULATOR(R), all on the Principal Register of the U.S. Patent and Trademark Office, Reg. No. 1,359,880 for the mark EXTRACTOR(R) on the Supplemental Register and Reg No. 1,844,119 for "We make Compressed Air Work". A Trademark is exclusive to the owner and is used to identify the Company's products and distinguish them from products sold by others, Federal trademark protection is perpetual, but the Company must renew its trademarks every 10 years.

  The Company believes its filtration and lubrication products are proprietary assets of the Company's filtration segment. The Company intends to maintain all patents and trademarks material to its business for their complete respective terms. Patents generally are granted for 17-year terms and are nonrenewable; trademarks are renewable for 10-year terms. The products and services of SEMCO, Stewart Corporation, Stewart Industries and Don Bell are non-proprietary and, as a result, trademarks and patents are not deemed material to the Company's signage segment.

MARKETING AND DISTRIBUTION

  Don Bell markets all products through a staff of commissioned salespersons and commissioned independent sales contractors and, primarily electronic message centers, through dealers. It also participates in conventions, advertising programs and trade associations. Its long-time reputation as a quality manufacturer is a valued source of sales leads.

  SEMCO, through Stewart Corporation, markets its signs by direct marketing efforts which include direct mail, telephone calls on prospective church, school and institutional customers, and direct calls made upon the procurement personnel of various national churches and church denominations, school board officials and school procurement personnel. Stewart Corporation also participates in church, school and governmental/military conventions, denominational meetings and other events attended by representatives of potential church, school and governmental/military customers. Stewart Corporation also advertises its products and services through church denominational publications and bulletins, and publications of schools, school boards and school administrative personnel. Stewart Corporation's management estimates that approximately 68% of church sign sales are the result of direct marketing activities, and approximately 96% of school sign sales are the result of direct marketing activities.

  Stewart Corporation also markets products through joint venture and similar arrangements with the denominational headquarters of various organized churches. Under the joint venture marketing strategy, Stewart Corporation products are presented in denominational publications which are disseminated to member churches. Stewart Corporation is presented as an appointed supplier of the signs and related products and member churches are encouraged to purchase such products from Stewart Corporation. Under such joint marketing arrangements, Stewart Corporation remits a commission to the denominational headquarters based upon product sales. Stewart Corporation management estimates that approximately 32 % of church sign sales are to joint ventures.

  Stewart Corporation has established a joint venture marketing arrangement with the Sunday School Board of the Southern Baptist Convention, one of the largest Protestant denominations in the United States. The Sunday School Board endorsed Stewart Corporation as its official representative to market church signs to Southern Baptist churches, and Stewart Corporation remits a commission to the Sunday School Board for sales produced under the agreement. Stewart Corporation and the Sunday School Board jointly plan and administer the advertising and
marketing under this agreement.   Approximately 24% and 23% of sales of church
signs for 1997 and 1996, were made through the joint venture arrangement with the Southern Baptist Convention.

  Stewart Corporation has established a marketing arrangement with the Gospel Publishing House (Assemblies of God denomination). The Gospel Publishing House endorses Stewart Corporation as its official representative to market church signs to Assemblies of God churches and other churches regularly serviced by the Gospel Publishing House. Stewart Corporation pays a commission to the Gospel Publishing House for sales produced under the agreement. The Gospel Publishing House plans and executes the church sign advertising and all customer responses are forwarded to Stewart Corporation. Approximately 7% of sales of church signs for both 1997 and 1996 were made through the marketing agreement with Gospel Publishing House.

  Stewart Corporation has also established such joint venture and similar arrangements with Messenger Publishing House (Pentecostal Church of God denomination), the Church Growth Institute, and Randall House Publishing of the Free Will Baptist Church. Other than discussed above, no joint venture arrangement comprised more than 5% of total sales during 1997 or 1996.

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

  Stewart Corporation also intends to utilize joint venture arrangements in sign marketing to schools, whereby Stewart Corporation will secure sign product endorsements from school boards and other administrative and governing bodies. Management estimates that there are approximately 170,000 schools, colleges and universities in the United States.

  Don Bell and Certified market service agreements through direct sales calls as well as the sale of five year service agreements on signs manufactured by Don Bell. Through a network of subcontractors, as well as its own fleet of service trucks in Port Orange, Orlando and Tampa, Florida, as well as Atlanta, Georgia and Las Vegas, Nevada, the Company specializes in providing service nationwide to multi-store retail outlets such as department stores, grocery stores, gas stations, office complexes and clothing outlets. As a result, a significant portion of marketing is dedicated to direct sales calls on the corporate or regional headquarters of national retailers. In addition to national and regional sales, the company markets service to local retailers such as automobile dealers and shopping malls. The Company also cross markets its signage and lighting services to provide a full range of services to its current customers.

  The Company's filtration and lubrication business uses various techniques in marketing its products, such as trade media advertising, direct mail, attendance at trade shows and direct customer contact. Presently, approximately five percent of La-Man's products are sold by seven non-exclusive commissioned representatives. The balance is sold directly by the Company principally to end users, warehouse distributors and jobbers. The Company has expanded its marketing strategy to target the original equipment manufacturer ("OEM") market directly, rather than through distributors.

BACKLOG

  Don Bell's customers place orders on an as-needed basis. Deposits of up to 50% are obtained with the order from customers based on negotiations of the sales contract. Delivery and installation are dependent on the size and customization required of the order and are usually completed within two months, except for long-term contracts. Don Bell does not have "backlog orders" which it is not able to fill in accordance with its usual practice. However, it did have contracts in process exceeding $2,400,000 in contract value as of June 30, 1997.

  Stewart Corporation's customers place orders on an as-needed basis. Stewart Corporation authorizes the manufacture of the sign when it obtains a deposit, customarily 50% of the order, from the customer. The completed sign is shipped to the customer approximately 6-8 weeks after the deposit is received by Stewart Corporation. As of June 30, 1997, Stewart Corporation did not have any firm orders for products which it had not been able to fill in accordance with its usual practice.

  Most of the Company's filtration customers place orders on an as-needed basis, which orders generally have been filled in accordance with the usual practice of filling orders within one to five days after receipt of such orders and in accordance with the delivery requirements of the Company's customers.
The Company did not have any firm orders for products which it had not been able to fill in accordance with its usual practice. The Company's larger customers provide the Company with "blanket orders," i.e., scheduled orders at designated prices over the course of six month or twelve month periods. Such orders are subject to modification by the customer from time to time.

EMPLOYEES

The Company presently has 159 full-time employees. The following table shows the breakdown of employees:

     Signage Segment:
          Commercial Signage                  Port Orange, Florida                  63
          Institutional Signage               Sarasota, Florida                     49
          Installation and Service            Various Locations                     26
          Graphic Arts and Screen Printing    Sarasota, Florida                      5
                                                                                   ---
                                                                                   143
     Filtration Segment                       Orlando and Port Orange Florida       12
     Executive Offices                        Orlando, Florida                       4
                                                                                   159
                                                                                   ===



The Company considers its relationships with its employees satisfactory and is not a party to any collective bargaining agreement.

COMPETITION

  Don Bell and Certified are in a highly competitive market, primarily for medium-to-large sign programs and electronic message systems, with both national and local sign makers. The strength of its sales force, quality of its products and electronics, price and name recognition are the keys to its successful sales record. The sign and lighting service industry is dominated by small, single location service companies. Don Bell's and Certified's multiple location dispatch centers in Port Orange, Orlando and Tampa, Florida as well as Atlanta, Georgia and Las Vegas, Nevada, in combination with an extensive network of subcontractors enable service to the entire country, which gives the Company a competitive advantage in the signage and lighting service market.

  Stewart Corporation encounters substantial competition on signs and related products from a myriad of local signage companies which operate throughout the United States and Canada. In the opinion of the management of Stewart Corporation, the principal factors in such competition are product pricing, service, quality, design, production and delivery time, and product warranties. Stewart Corporation products contain materials of high quality. A twenty- year sign warranty is also provided. Stewart Corporation management believes that the comparative quality of the Stewart Corporation sign product, together with related services provided and the extensive product warranty, permit Stewart Corporation to effectively compete with other sign companies. Additionally, Stewart Corporation believes that its joint venture marketing strategy provides access to potential church and school customers which is generally not available to such local concerns. Stewart Corporation is aware of only one other sign company, Signs Plus, that markets its products in a manner similar to Stewart Corporation. Stewart Corporation believes such competing entity does not have a joint venture marketing relationship with any church denomination headquarters or school board that has a joint venture marketing agreement with Stewart Corporation. Stewart Corporation also competes with a number of smaller companies, particularly, in the sale of lower volume economy signs.

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

GOVERNMENT REGULATION

  The Company has no knowledge of any U. S. governmental regulations which adversely affect its business operations. In the manufacture of its products for government agencies, the Company is required to meet certain governmental specifications. The Company has had no difficulty satisfying these requirements.

ENVIRONMENTAL PROTECTION COMPLIANCE

  The Company has no knowledge of any federal, state or local environmental compliance regulations which materially affect its current business activities. The Company has not expended any capital to comply with environmental protection statutes and does not anticipate that such expenditures will be necessary in the future with respect to its products.

RESEARCH AND DEVELOPMENT COSTS

  Don Bell is expected to incur continuing research and development costs for enhancement of its message centers and for reduction of manufacturing costs. Stewart Corporation and Stewart Industries' operations do not require the expenditure of any sums for research and development. The Company's expenditures for its last two fiscal years on research and development of new filtration and lubrication products were not significant

ITEM 2.  PROPERTIES
-------------------

  The Company maintains its executive offices in a 5,250 square foot leased facility in an office and retail complex in Orlando, Florida under a five year lease expiring in 2000.

  Don Bell operates in its owned manufacturing facilities; a 38,000 square foot structure in Port Orange, Florida. This building, situated on eight acres of land owned by Don Bell, is a one and one half-story, steel frame structure with a metal roof and slab floor. Don Bell also owns an adjacent 1.0 acre parcel of land. This adjacent parcel is wooded and would require significant improvement before any structures could be constructed upon it. In addition to the owned facilities, Don Bell and Certified operate services branches out of the corporate headquarters in Orlando, Florida and in a 3,380 square foot facility in Tampa, Florida leased under an agreement that expires in February, 1998. Service trucks are stationed at customers' facilities in Atlanta, Georgia and Las Vegas, Nevada.

   Stewart Corporation leases approximately 8,175 feet of office space in Sarasota, Florida for a five-year term that ends on December 31, 2000. Stewart Industries leases, for its graphics and screen print operation, space in Sarasota, Florida for a one-year term that ends on January 31, 1998. SEMCO does not have separate offices and conducts its business from the offices of Stewart Corporation.

  The Filtration segment operates in its owned manufacturing facilities; an 8,750 square foot structure in Port Orange, Florida. This building, situated on approximately one acre of land adjacent to the Don Bell property, is a one-story, steel frame structure with a metal roof, slab floor, heat and partial central air conditioning.

  The Company is presently in the process of acquiring an additional facility in which to manufacture signs for Stewart Corporation. The new facility will be approximately 14,000 square feet and is adjacent to both the Don Bell and Filtration facilities.

  All properties currently owned by the Company, as well as the planned facility for the manufacture of signs for Stewart Corporation, are pledged as collateral against the letter of credit, notes and line of credit entered into with SouthTrust on August 28, 1997.


ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

  In November 1996, the agency contracts between Vision and MCI were abruptly terminated by MCI. The contract for commercial long-distance customers was originally executed in 1994 and was restated and extended for a new five-year term in May 1996. This contract revision had been proposed by MCI in September 1995 and discussed with Vision over a period of eight months. In reliance on the new contract, Vision invested heavily in staff, facilities and equipment in anticipation of significant commission revenue as a result of the enhancements in the revised contract. A lawsuit was filed by Vision on April 16, 1997 seeking the recovery of damages from MCI.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

  None.



                 (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
---------------------------------------------------------------------------
MATTERS.
--------

  The Company's common stock is quoted on the NASDAQ Small Cap Market under the trading symbol "LAMN" but is not traded on any exchange. The following table indicates the range of high and low bid prices for the common stock for each full quarterly period within the two most recent fiscal periods ended June 30, 1997 and June 30, 1996 as such quotes were supplied by the NASDAQ Small Cap Market to the National Quotation Bureau, Inc. and reported to the Company by the National Quotation Bureau, Inc. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

  Fiscal Year                                    Common Stock Bid Prices
                                                 -----------------------
    Ending           Quarter Ending                 High          Low
 -------------     ------------------             --------     --------
June 30, 1996      September 30, 1995               $1.38        $0.63
                   December 31, 1995                 2.25         1.00
                   March 31, 1996                    1.44         0.97
                   June 30, 1996                     1.41         0.88

June 30, 1997      September 30, 1996                2.13         0.88
                   December 31, 1996                 2.00         1.00
                   March 31, 1997                    2.00         1.09
                   June 30, 1997                     2.69         1.25

  As of September 16, 1997 there were approximately 900 holders of record of the Common Stock.

  The Company has never paid and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future, but instead intends to retain all working capital and earnings, if any, for use in the Company's business operations and in the expansion of its business.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS.
---------------------

RESULTS OF OPERATIONS

  The Company's consolidated financial statements include the accounts of the Company and its subsidiaries Heritage, SEMCO, Stewart Corporation, Stewart Industries, TracTel, Vision and Don Bell and Don Bell Nevada (since September 7,
1995). The financial statements do not include the accounts of Certified, which was acquired on July 1, 1997.

  Results of operations from continuing activities include the operations of the Company and its wholly owned subsidiaries SEMCO, Stewart Corporation, Stewart Industries, TracTel, Don Bell and

Don Bell Nevada. Discontinued operations include the activities of Vision, which was discontinued in December 1996 and Heritage, which was discontinued in August, 1996.

  Except for the historical information contained herein, certain matters addressed in this Annual Report on Form 10-KSB may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward looking statements are subject to a variety of risks and uncertainties that could cause actual results to be different materially from those anticipated by the Company's management. The Private Securities Litigation Reform Act of 1995 (the "1995 Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10-KSB are made pursuant to the 1995 Act.

YEAR ENDED JUNE 30, 1997 COMPARED WITH YEAR ENDED JUNE 30, 1996

  Sales from continuing operations increased by 20% from $13,267,545 in 1996 to $15,945,627 in 1997. The increased sales resulted from increases in both the signage and filtration segments.

  Signage sales, which accounted for 90% of consolidated sales in 1997 and 88% of consolidated sales in 1996, increased 22% from $11,679,565 in 1996 to $14,299,463 in 1997. The increase was partially the result of including a full 12 months of operations of Don Bell in 1997 compared to only 10 months in 1996 after the acquisition in September, 1995. Overall sales of custom signs produced by Don Bell, which accounted for 36% of consolidated sales in 1997 and 32% of consolidated sales in 1996, increased by approximately 35% from 1996 to 1997. Approximately 20% of that increase can be attributed to the longer period of inclusion with the remaining 15% of the increase attributable to increased volume. This increase is the result of more concentrated sales efforts by Don Bell combined with the division's ability to accept larger projects as a result of the cash flow support provided by the Company since the acquisition of Don Bell. Sales of institutional signs by Stewart Corporation, which accounted for 46% of consolidated sales in 1997 and 54% of consolidated sales in 1996, increased by approximately 17% from 1996 to 1997. The increase in sales of institutional signs over the prior year is a direct result of the addition of several sales positions early in fiscal 1997 as well as increased marketing efforts in the funeral home, nursing home and governmental/military markets. Service sales, which accounted for approximately 6% of consolidated sales in 1997 and 7% of consolidated sales in 1996, increased by approximately 6% over the prior year. This increase is consistent with the increase in Don Bell's sales, as the majority of the service work prior to June 30, 1997 was performed on signs manufactured and sold by Don Bell. The financial statements do not show the effect on service revenues of the acquisition of Certified since the acquisition occurred after year end on July 1, 1997 and was accounted for under the purchase method of accounting. Graphic art and screen printing sales were minimal and consistent from 1996 to 1997.

  Filtration sales, which accounted for 10% of consolidated sales in 1997 and 12% of consolidated sales in 1996, increased approximately 4% over 1996 from $1,587,980 to $1,646,164. The increase was primarily a result of price increases as opposed to volume increases. The Company has recently restructured the marketing department for the filtration division and developed new marketing techniques that are expected to increase the volume of filter sales in future periods without sacrificing historical profit margins.

  The overall gross profit margin on sales decreased slightly from 51% in 1996 to 49% in 1997. The increase in sales, combined with the decreased margins, resulted in a 17% increase in gross profit from $6,712,907 in 1996 to $7,822,552 in 1997. The decrease in profit margins was primarily the result of the inclusion of Don Bell for the full period in 1997 compared to only 10 months in 1996 after the September, 1995 acquisition. The profit margins on custom signs manufactured by Don Bell are approximately 35%, compared with profit margins on institutional signs of approximately 56% and filtration products of approximately 59%.

  Income from operations increased 8% over the prior year from $953,973 in 1996 to $1,031,627 in 1997. The increase in operating income was the result of the $1,109,645 increase in gross profit being partially offset by a $1,031,991 increase in operating expenses.

  Operating income from the signage segment increased 16% from $1,246,040 in 1996 to $1,448,813 in 1997. Essentially all of the increase in operating income from the signage segment came from increased operating income on institutional signs sold by Stewart Corporation. Stewart Corporation's sales staff was increased and the size of the facilities was increased early in 1997. While these changes increased the operating costs of Stewart Corporation, sales and profit margins were also increased resulting in a 25% increase in operating income at the division. Operating income for custom signs and service sales was consistent from 1996 to 1997. In addition, operating costs of the corporate offices were consistent from 1996 to 1997.

  Non-operating income and expense increased from a net expense of $54,758 in 1996 to a net contribution to income of $157,775 in 1997, a net increase of $212,533. The primary cause of this increase was the sale of three billboards previously owned by Don Bell at a gain of approximately $260,000 in November, 1996. In addition, interest income increased by $28,427 as a result of increased leasing activities at Don Bell. Interest expense increased by $31,874 as a result of having debt outstanding for the full year in 1997 for the acquisition of Don Bell compared to having the debt outstanding for only 10 months in 1996 subsequent to the acquisition of Don Bell in September, 1995.

  The income tax benefit contributed $229,000 to income from continuing operations in 1997 compared to $125,000 in 1996. The income tax benefit results from the reversal of a valuation reserve necessary to adjust the net deferred tax asset to the amount that management believes is more likely than not to be realized. As of June 30, 1997, the valuation allowance for deferred income tax assets is $367,000 and the net deferred tax asset recorded is $375,000.

  Income from continuing operations increased by 38% from $1,024,215 in 1996 to $1,418,402 in 1997. Of the total $394,187 increase, 20% resulted from an increase in operating income, 54% resulted from an increase in other income and expenses and 26% resulted from an increase in the deferred income tax benefit.

  Earnings per common share and common equivalent share from continuing operations increased by 12% from $0.34 per share in 1996 to $0.38 per share in 1997. The effect of common stock equivalents diluted earnings per common share and common equivalent share from continuing operations by $0.02 per share in 1996 and $0.05 per share in 1997. Earnings per common share - assuming full dilution from continuing operations increased by 6% from $0.34 per share in 1996 to $0.36 per share in 1997.

  The loss from discontinued operations includes the loss from operations and wind-down costs of Heritage, the Company's package wholesaling subsidiary that was discontinued in August, 1996 and Vision, the Company's telemarketing subsidiary that was discontinued in December, 1996. The wind-down of Heritage was completed during 1997. All costs expected to be incurred in the continued wind-down of Vision have been accrued at June 30, 1997.

  Earnings per common share and common equivalent share after the effects of discontinued operations increased by 33% from $0.18 per share in 1996 to $0.24 per share in 1997. Earnings per common share - assuming full dilution after the effects of discontinued operations increased by 28% from $0.18 per share in 1996 to $0.23 per share in 1997.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by continuing operating activities for 1997 was $662,854. Net income from continuing operations provided cash of $1,395,458 net of non-cash charges for depreciation and amortization, net gains on disposals of fixed assets, stock contributions to the Company's 401(k) plan, the realization of deferred income and the recognition of the deferred tax benefit. This cash provided was offset by a net change of $732,604 in the Company's operating assets and liabilities. A total of $509,768 in cash was used in the operation and wind down of the discontinued segments.

  Net cash provided by investing activities for 1997 was $138,170. The Company received $382,635 in proceeds from sales of fixed assets and paid $257,266 for capital expenditures. A total of $5,966 was spent for the maintenance of the Company's patents while other investing activities provided cash of $18,767.

  Net cash used for financing activities for 1997 was $172,670. Payments against notes payable and capital lease obligations during the year totaled $191,420. The company received $18,750 in proceeds from the sale of stock during the year.

  The majority of the Company's long-term debt that existed at June 30, 1997 matured over the next four fiscal years resulting in future principal payments of $306,984 in 1998, $521,781 in 1999, $484,359 in 2000, $1,048,748 in 2001 and
$86,732 thereafter. To improve future cash flow and reduce principal payments due over the next four years, on August 28, 1997, the Company obtained a $2,570,000 irrevocable letter of credit from SouthTrust and issued an aggregate of $2,500,000 of its Variable/Fixed Rate Credit Enhanced Notes ("Notes") secured by such letter of credit. The notes bear interest at a variable rate (which, including the effect of amortization of finance costs, was an effective rate of 7.00% as of September 16, 1997). Interest payments are due on the notes on a monthly basis with annual principal payments due each August. The notes mature in stages through August 2012. Approximately $2.1 million of the proceeds was used to pay off all existing Company debt, including debt obtained in the Certified acquisition, except for the Company's 8%, $750,000 convertible note payable. The remaining proceeds from the issuance of the notes were, or will be, used to pay the closing costs of the notes and for capital expansions of the Company's sign production facilities.

  Simultaneously with the issuance of the notes, the Company obtained a $1.3 million revolving line of credit from SouthTrust. The line of credit bears interest at one percent over the bank's prime rate and matures August, 1999 with renewal provisions. As of September 16, 1997 no borrowings were outstanding against the line of credit.

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

RECENT ACCOUNTING PRONOUNCEMENTS

  See the footnotes to the Company's Consolidated Financial Statements for information relating to recent accounting pronouncements.

ITEM 7 FINANCIAL STATEMENTS
---------------------------

  Financial statements are included at the end of this report starting at page F-1.


                                   PART III

THE INFORMATION REQUIRED BY ITEM 9, ITEM 10, ITEM 11 AND ITEM 12 OF THIS PART III IS INCORPORATED BY REFERENCE FROM THE COMPANY'S DEFINITIVE PROXY STATEMENT TO BE FILED IN CONNECTION WITH THE OCTOBER 30, 1997 MEETING OF SHAREHOLDERS OF THE COMPANY WHICH WILL INVOLVE THE ELECTION OF DIRECTORS.

ITEM  13.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS  ON
------------------------------------------------------------------------
FORM  8-K.
---------

(a)  The following documents are filed as part of this Report:

LA-MAN CORPORATION AND SUBSIDIARIES
Report of Independent Certified Public Accountants - BDO Seidman, LLP....................... F-2
Consolidated Balance Sheet as of June 30, 1997.............................................. F-3
Consolidated Statements of Income for the years ended June 30, 1997 and 1996................ F-4
Consolidated Statements of Stockholders' Equity for the years ended
  June 30, 1997 and 1996.................................................................... F-5
Consolidated Statement of Cash Flows for the years ended June 30, 1997 and 1996............. F-6
Notes to Consolidated Financial Statements.................................................. F-7

Exhibit
Number  Title of Exhibit
------  ----------------
  3.1   Articles of Incorporation of Registrant/1/
                                                -
  3.2   Certificate of Merger/1/
                              -
  3.3   Bylaws of Registrant as amended/27/
                                        --
  3.4   Amendment to Articles of Incorporation/9/
                                               -
  3.5   Articles of Incorporation of Heritage Packaging Service, Inc./14/
                                                                      --
  3.6   By-Laws of Heritage Packaging Services, Inc. as amended/17/
                                                                --
  3.7 Certificate of Incorporation as amended of International Stained Glass Overlay, Inc./17/
              --
  3.8   By-Laws of International Stained Glass Overlay, Inc./17/
                                                             --
  3.9   Articles of Incorporation of Nevada SEMCO, Inc., a Nevada
        corporation/20/
                    --
  3.10  By-Laws of Nevada SEMCO, Inc./20/
                                      --
  3.11 Articles of Incorporation of TracTel Communications, Inc., a Florida corporation/23/
                    --
  3.12  Bylaws of TracTel Communications, Inc./23/
                                               --
  3.13 Articles of Incorporation of Vision Trust Marketing, Inc., a Florida corporation/27/
                    --
  3.14  Bylaws of Vision Trust Marketing, Inc./27/
                                               --
  3.15 Articles of Incorporation of Don Bell Industries, Inc., a Florida corporation/27/
                    --
  3.16  Bylaws of Don Bell Industries, Inc./27/
                                            --
  3.17  Articles of Incorporation of Don Bell Industries of Nevada, Inc./27/
                                                                         --
  3.18  Bylaws of Don Bell Industries of Nevada, Inc./27/
                                                      --
  3.19  Articles of Incorporation of Certified Maintenance Service, Inc.
  3.20  Bylaws of Incorporation of Certified Maintenance Service, Inc.
  4.1   Specimen of Common Stock Certificate/17/
                                             --
  4.2   Specimen of Warrant Certificate (as revised)/17/
                                                     --
  4.3   Form of Representative's Unit Purchase Option (as revised)/20/
                                                                   --
  4.4   Form of 10% Subordinated Debenture/17/
                                           --
  4.5   Form of Series SD Common Stock Purchase Warrant/17/
                                                        --
  4.7 Form of Warrant Agreement among Registrant, Mathews, Holmquist & Associates, Inc., and Continental Stock Transfer & Trust Company (revised)/20/
                  --
  4.8   Specimen Certificate of Common Stock to be included in Units/17/
                                                                     --

  4.9   Form of March, 1993 Amendment to the 10% Subordinated Debenture/17/
                                                                        --
  4.10  Form of May, 1993 Amendment to the 10% Subordinated Debenture/18/
                                                                      --
  4.11 Form of Series SD Common Stock Purchase Warrant Certificate (as amended)/28/
                 --
  4.12 Form of Series DFRV Common Stock Purchase Warrant Certificate (as amended)/28/
                 --
  4.13 Amendment No. 1 to Warrant Agreement, dated as of December 8, 1995, between La-Man Corporation and Continental Stock Transfer & Trust Company, as Warrant Agent/29/
                                  --
  4.14 Amendment No. 2 to Warrant Agreement, dated as of January 10,1997, between La-Man Corporation and Continental Stock & Transfer Company, as Warrant Agent
  10.1  Royalty Agreement Re: U.S. Patent No. 4,116,650/1/
                                                        -
  10.2  License Agreement Re: U.S. Patent No. 4,116,650/1/
                                                        -
  10.3  Assignment of U.S. Patent No. 4,116,650/1/
                                                -
  10.4 Agreement to Purchase Patents and Applications for Patents, Trademarks and Applications for Trademarks and International Marketing and Sales Rights between Registrant and J & M Company Ltd. dated November 9, 1987/16/
             --
  10.5 Assignment of Patents and Applications for Patents, Trademarks and Applications for Trademarks and International Marketing and Sales Rights to J & M Company, Ltd. dated November 9, 1987/16/
                                                      --
  10.6  Assignment of Trademark/12/
                                --
  10.7  Assignment of Patents and Patent Applications/12/
                                                      --
  10.8 Merger Agreement between Nevada SEMCO, Inc. and Stewart Eleemosynary Marketing Corporation, dated August 19, 1993/19/
                                                     --
  10.9  Amendment to J & M Agreement dated May, 1992/16/
                                                     --
  10.10 1988 Incentive Stock Option Plan/17/
                                         --
  10.11 1992 Stock Option and Appreciation Rights Plan/17/
                                                       --
  10.12 Employment Agreement dated November 4, 1992 between Registrant and Philip Howe Hoard/17/
                          --
  10.13 Employment Agreement dated July 26, 1993 between Registrant and Philip Howe Hoard/20/
                   --
  10.14 Employment Agreement dated August 19, 1993, between J.M. Stewart Corporation and J. Melvin Stewart/20/
                                          --
  10.15 Employment Agreement dated as of April 28, 1994 between Registrant and
        J. William Brandner/21/
                            --
  10.16 Stock Option Agreement dated as of September 6, 1994 between Registrant and J. William Brandner/23/
                                --
  10.17 Stock Option Agreement dated as of September 6, 1994 between Registrant and Richard W. Coffman/23/
                               --
  10.18 Stock Option Agreement dated as of September 6, 1994 between Registrant and Michael J. Derrick/23/
                               --
  10.19 Stock Option Agreement dated as of September 6, 1994 between Registrant and Philip Howe Hoard/23/
                              --
  10.20 Stock Option Agreement dated as of September 6, 1994 between Registrant and Otto J. Nicols/23/
                           --
  10.21 Stock Option Agreement dated as of September 6, 1994 between Registrant and J. Melvin Stewart/23/
                              --
  10.22 Stock Option Agreement dated as of September 6, 1994 between Registrant and Max D. Tavernier/23/
                             --

  10.23 Telecommunications Agreement dated February 25, 1994 among Registrant, Vision Trust Marketing, Inc. and Tampa Bay Financial, Inc./21/
                                                                   --
  10.24 Joint Marketing Agreement effective March 31, 1994 among Vision Trust Marketing, Inc., TracTel Communications, Inc. and J. M. Stewart Corporation/21/
                    --
  10.25 Stock Purchase and Sale Agreement dated as of November 14, 1994 between and among La-Man Corporation, TracTel Communications, Inc., Vision Trust Marketing, Inc., Pamela J. Wilkinson and Stuart M. Cohen/24/
                --
  10.26 Consulting Agreement dated as of November 17, 1994 between and among La-Man Corporation, Vision Trust Marketing, Inc. and Pamela J. Wilkinson/24/
                    --
  10.27 Amendment No. 1, dated as of August 31, 1995 to Employment Agreement between Registrant and J. William Brandner/27/
                                                     --
  10.28 Amendment No. 1, dated as of August 31, 1995 to Employment Agreement between Registrant and Philip Howe Hoard/27/
                                                   --
  10.29 Amendment No. 1, dated as of August 31, 1995 to Employment Agreement between Registrant and J. Melvin Stewart/27/
                                                   --
  10.30 Stock Option Agreement dated as of September 1, 1995 between Registrant and J. William Brandner/27/
                                             --
  10.31 Stock Option Agreement dated as of September 1, 1995 between Registrant and Philip Howe Hoard/27/
                                           --
 10.32 Stock Option Agreement dated as of September 1, 1995 between Registrant and J. Melvin Stewart/27/
                                           --
  10.33 Stock Purchase and Sale Agreement dated as of September 7, 1995 among Registrant, Don Bell Industries, Inc., Worrell Enterprises, Inc. and Gary D. Bell /26/
                        --
  10.34 8% Convertible Note of Registrant, dated September 7, 1995, in principal amount of $750,000 to Worrell Enterprises, Inc./26/
                                                                    --
  10.35 Employment Agreement dated as of September 7, 1995 among Registrant, Don Bell Industries, Inc. and Gary D. Bell/26/
                                                     --
  10.36 Employee Stock Option Agreement dated as of September 7, 1995 between Registrant and Gary D. Bell/26/
                                      --
  10.37 La-Man Corporation 1994 Amended and Restated Employee and Consultant Stock Compensation Plan, as amended by Amendment No. 1 thereto dated as of August 31, 1995/26/
                                --
  10.38 Agreement for Purchase of Assets dated as of August 27, 1996 between Heritage Packaging Services, Inc. and Midwest Packaging Products, Inc./31/
               --
  10.39 Stock Purchase and Sale Agreement dated as of July 1, 1997 among La-Man Corporation, Certified Maintenance Service, Inc. and Mark Manfredi.

  10.40 $2,570,000 Irrevocable Letter of Credit No. SB 1326 issued by SouthTrust Bank, National Association, on August 28, 1997 for the account of La-Man Corporation.

  10.41 Form of La-Man Corporation $2,500,000 Variable/Fixed Rate Credit Enhanced Notes.

  10.42 Trust Indenture dated August 1, 1997 between La-Man Corporation and SouthTrust Bank, National Association.

  10.43 Remarketing Agent Agreement dated as of August 1, 1997 among La-Man Corporation, SouthTrust Bank, National Association, as Trustee and SouthTrust Securities, Inc., as Remarketing Agent.

  10.44 Revolving-Line-of-Credit Promissory Note dated August 1, 1997 from La-Man Corporation to SouthTrust Bank, National Association.

  10.45 Credit and Security Agreement dated as of August 1, 1997 between La-Man Corporation and SouthTrust Bank, National Association.

  10.46 Real Estate Mortgage and Security Agreement dated as of August 1, 1991, by La-Man Corporation, Don Bell Industries, Inc., Don Bell Industries of Nevada, Inc., Nevada SEMCO, Inc., JM Stuart Corporation, JM Stuart Industries, Inc., Certified Maintenance Services, Inc. and Vision Trust Marketing, Inc., to and for the benefit of SouthTrust Bank, National Association.

  10.47 Guaranty Agreement dated as of August 1, 1997, by Don Bell Industries, Inc., Don Bell Industries of Nevada, Inc., Nevada SEMCO, JM Stuart Corporation, JM Stuart Industries, Inc., Certified Maintenance Service, Inc. and Vision Trust Marketing, Inc. to and for the benefit of SouthTrust Bank, National Association.

  10.48 Exclusive Manufacturing and Sales Agreement dated as of September __, 1997 between Don Bell Industries, Inc. and Electronic Sign Corporation d/b/a Ad Art.

  11      Computation of net income per share.

  16.01   Statement of Change in Independent Principal Accountants/22/
                                                                   --
  22      Subsidiaries.

  28.3    U.S. Patent No. 4,483,417/1/
                                    -
  28.4    Trademark Registration No. 1,287,666/1/
                                               -
  28.5    U.S. Patent No. 4,487,618/2/
                                    -
  28.6    Trademark Registration No. 1,328,054/2/
                                               -
  28.7    Trademark Registration No. 1,359,880 (Supplemental Register)/4/
                                                                       -
  28.8    Canadian Patent No. 1,197,477/16/
                                        --
  28.9    U.S. Patent Number 4,600,416 for the Extractor Dryer/16/
                                                               --
  28.10   Canadian Patent Number 1,206,889 for the Pneumatic Dryer/16/
                                                                   --
  28.11   Trademark Registration Number 1,372,359/16/
                                                  --
  28.12   Canadian Patent Number 1,207,674/16/
                                           --
  28.13   Japanese Patent Number 1,410,903 f or the Airline Lubricator/9/
                                                                       -
  28.14 U.S. Patent Number 4,865,815 for the In-Line Compressed Air Carbon Monoxide Filter/11/
                          --
  28.15 Taiwanese Patent Certificate Number UM 55136 for the Air Inlet Valve Arrangement for Pneumatic Equipment/14/
                                               --
  28.16 U.S. Patent Number 5,030,262 for the Air Vapor Trap and Drain Therefore/14/
                    --
  28.17 U.S. Patent Number 5,114,443 for the Air Line Vapor Trap With Air Warming System/16/
                         --
  28.18   Japanese Patent Number 1,899,252 for the Air Line Vapor Trap/16/
                                                                       --
_____________

/1/   Incorporated by reference from Registrant's Pre-Effective Amendment
 -
      No. 1 to the Registrant's Registration Statement on Form S-18 (Registration No. 2-89341).

/2/   Incorporated by reference from Registrant's Pre-Effective Amendment
 -
      No. 2 to the Registrant's Registration Statement on Form S-18 (Registration No. 2-8934 1).

/3/   Filed as an exhibit to Registrant's Form 10-Q for the period ended
 -
      June 30, 1986 (File No. 0-14427), and incorporated by reference.

/4/   Incorporated by reference from Registrant's Post-Effective Amendment
 -
      No. 1 to Registrant's Registration Statement on Form S-18
      (Registration No. 2-89341).

/5/    Filed as an exhibit to Registrant's Form 10-Q for the period ended
 -
       December 31, 1985 (File No. 0-14427), and incorporated by reference.

/6/    Filed as an exhibit to Registrant's Current Report on Form 8-K filed
 -
       on December 23, 1987 (File No. 0-14427), and incorporated by reference.

/7/    Filed as an exhibit to Registrant's Form 10-K for the period ended
 -
       September 30, 1986 (File No. 0-14427), and incorporated by reference.

/8/    Filed as an exhibit to Registrant's Form 10-K for the period ended
 -
       September 30, 1987 (File No. 0-14427), and incorporated by reference.

/9/    Filed as an exhibit to Registrant's Form 10-K for the period ended
 -
       September 30, 1988 (File No. 0-14427), and incorporated by reference.

/10/   Filed as an exhibit to Registrant's Current Report on Form 8-K filed
 --
       on October 3, 1989 (File No. 0-14427), and incorporated by reference.

/11/   Filed as an exhibit to Registrant's Form 10-K for the period ending
 --
       September 30, 1989 (File No. 0-14427), and incorporated by reference.

/12/   Filed as an exhibit to Registrant's Form 8-K dated March 29, 1990
 --
       (File No. 0-14427), and incorporated by reference.

/13/   Filed as an exhibit to Registrant's Form 8-K dated January 5, 1991
 --
       (File No. 0-14427), and incorporated by reference.

/14/   Filed as an exhibit to Registrant's Form 10-K for the period ending
 --
       September 30, 1991 (File No. 0-14427), and incorporated by reference.

/15/   Filed as an exhibit to Registrant's Form 8-K filed on September 3,
 --
       1992 (File No. 0-14427), and incorporated by reference.

/16/   Filed as an exhibit to Registrant's Form 10-K for the transition
 --
       period ending June 30, 1992 (File No. 0-14427), and incorporated by reference.

/17/   Previously filed as an exhibit to the Registration Statement
 --
       (Registration No. 33-54230) and incorporated by reference.

/18/   Previously filed as an exhibit to Post Effective Amendment No. 1 to
 --
       the Registration Statement (Registration No. 33-54230) and incorporated by reference.

/19/   Filed as an Exhibit to Registrant's Form 8-K dated August 19, 1993
 --
       (File No. 0-14427) and incorporated by reference.

/20/   Previously filed as an exhibit to Post Effective Amendment No. 2 to
 --
       the Registration Statement (Registration No. 33-54230) and incorporated by reference.

/21/   Filed as an exhibit to Registrant's Form 8-K dated June 23, 1994 filed
 --
       on June 28,1994 (File No. 0-14427), and incorporated by reference.

/22/   Filed as an exhibit to Registrant's Form 8-K dated January 27, 1994
 --
       and filed on February 3, 1994 (File No. 0-14427), and incorporated by reference.

/23/   Filed as an exhibit to  Registrant's Form 10-K for the period ending
 --
       June 30, 1994 (File No. 0-14427), and incorporated by reference.

/24/   Filed as an exhibit to Registrant's Form 8-K dated November 14, 1994
 --
       and filed on January 27, 1995 (File No. 0-14427), and incorporated by reference.

/25/   Filed as an exhibit to Registrant's Form 8-K dated February 13, 1995
 --
       and filed on February 27, 1995 (File No. 0-14427), and incorporated by reference.

/26/   Filed as an exhibit to Registrant's Form 8-K dated September 7, 1995
 --
       and filed effective September 22, 1995 (File No. 0-14427), and incorporated by reference.

/27/   Filed as an exhibit to Registrant's Form 10-KSB for the period ending
 --
       June 30, 1995 (File No. 0-14427), and incorporated by reference.

/28/   Filed as an exhibit to Registrant's Registration Statement on Form S-3
 --
       (Registration No. 33-98964), and incorporated by reference.

/29/   Filed as an exhibit to Registrant's Post-Effective Amendment No. 7 to
 --
       Registration Statement on Form S-3 (Registration No. 33-54230), and incorporated by reference.

/30/   Filed as an exhibit to Registrant's Form 8-K dated December 27, 1995
 --
       (File No. 0-14427), and incorporated by reference.

/31/   Filed as an exhibit to Registrant's Form 8-K dated August 28, 1996
 --
       (File No. 0-14427), and incorporated by reference.

(b) No reports on Form 8-K were filed by the Registrant during the three-month period ended June 30, 1997, the last quarter of the period covered by this Annual Report on Form 10-KSB.

(c)    Exhibits:

       3.19    Articles of Incorporation of Certified Maintenance Service, Inc.
       3.20    Bylaws of Incorporation of Certified Maintenance Service, Inc.
       4.14 Amendment No. 2 to Warrant Agreement, dated as of January 10,1997, between La-Man Corporation and Continental Stock & Transfer Company, as Warrant Agent
      10.39 Stock Purchase and Sale Agreement dated as of July 1, 1997 among La-Man Corporation, Certified Maintenance Service, Inc. and Mark Manfredi.
      10.40 $2,570,000 Irrevocable Letter of Credit No. SB 1326 issued by SouthTrust Bank, National Association, on August 28, 1997 for the account of La-Man Corporation.
     10.41 Form of La-Man Corporation $2,500,000 Variable/Fixed Rate Credit Enhanced Notes.
     10.42 Trust Indenture dated August 1, 1997 between La-Man Corporation and SouthTrust Bank, National Association.

     10.43     Remarketing Agent Agreement dated as of August 1, 1997 among La-
               Man Corporation, SouthTrust Bank, National Association, as
               Trustee and SouthTrust Securities, Inc., as Remarketing Agent.
     10.44     Revolving-Line-of-Credit Promissory Note dated August 1, 1997 from La-Man Corporation to SouthTrust Bank, National Association.
     10.45     Credit and Security Agreement dated as of August 1, 1997 between
               La-Man Corporation and SouthTrust Bank, National Association.
     10.46     Real Estate Mortgage and Security Agreement dated as of August 1,
               1991, by La-Man Corporation, Don Bell Industries, Inc., Don Bell
               Industries of Nevada, Inc., Nevada SEMCO, Inc., JM Stuart
               Corporation, JM Stuart Industries, Inc., Certified Maintenance
               Services, Inc. and Vision Trust Marketing, Inc., to and for the
               benefit of SouthTrust Bank, National Association.
     10.47     Guaranty Agreement dated as of August 1, 1997, by Don Bell
               Industries, Inc., Don Bell Industries of Nevada, Inc., Nevada
               SEMCO, JM Stuart Corporation, JM Stuart Industries, Inc.,
               Certified Maintenance Service, Inc. and Vision Trust Marketing,
               Inc. to and for the benefit of SouthTrust Bank, National
               Association.
     10.48     Exclusive Manufacturing and Sales Agreement dated as of September
               16, 1997 between Don Bell Industries, Inc. and Electronic Sign
               Corporation d/b/a Ad Art.
     11        Computation of net income per share.
     22        Subsidiaries.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     By: /s/ J. William Brandner
                                        ---------------------------------
                                         J. William Brandner, President
                                         (Chief Executive Officer) and Director
                                         September 25, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ Philip Howe Hoard            By: /s/ Robert M. Smither, Jr.
   ---------------------------------    ---------------------------------
   Philip Howe Hoard, Vice President     Robert M. Smither, Jr., Director
   Secretary and Director                September 25, 1997
   September 25, 1997

By: /s/ J. Melvin Stewart            By: /s/ Edwin M. Freakley
   ---------------------------------    ---------------------------------
   J. Melvin Stewart, Chairman of        Edwin M. Freakley, Director
   the Board and Director                September 25, 1997
   September 25, 1997

By: /s/ Gary D. Bell                 By: /s/ Todd D. Thrasher
   --------------------------------     ---------------------------------
   Gary D. Bell, Director                Todd D. Thrasher
   September 25, 1997                    Vice President, Treasurer (Chief
                                         Financial Officer) and Assistant
                                         Secretary
                                         September 25, 1997

LA-MAN CORPORATION AND SUBSIDIARIES


INDEX TO FINANCIAL STATEMENTS

LA-MAN CORPORATION AND SUBSIDIARIES
Report of Independent Certified Public Accountants.................................................    F-2
Consolidated Balance Sheet as of June 30, 1997.....................................................    F-3
Consolidated Statements of Income for the years ended June 30, 1997 and 1996.......................    F-4
Consolidated Statements of Stockholders' Equity for the years ended
  June 30, 1997 and 1996...........................................................................    F-5
Consolidated Statement of Cash Flows for the years ended June 30, 1997 and 1996....................    F-6
Notes to Consolidated Financial Statements.........................................................    F-7

La-Man Corporation

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
La-Man Corporation

We have audited the accompanying consolidated balance sheet of La-Man Corporation and subsidiaries as of June 30, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of La-Man Corporation and subsidiaries as of June 30, 1997, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.



                                               BDO Seidman, LLP
Orlando, Florida
August 15, 1997
(Except for Note 21 as to which the
date is August 28, 1997)

La-Man Corporation

CONSOLIDATED BALANCE SHEET

June 30                                                                                                                1997
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash                                                                                                            $    231,313
Accounts receivable:
    Trade, less allowance for doubtful accounts of $229,000                                                        2,107,021
    Other                                                                                                            129,755
Inventories                                                                                                        1,004,352
Costs and estimated earnings in excess of billings on uncompleted contracts in progress                               89,174
Prepaid expenses                                                                                                     377,328
Deferred tax assets                                                                                                  423,000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   4,361,943
------------------------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation                                                       2,553,743
------------------------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
Intangibles, less accumulated amortization                                                                         2,186,591
Other                                                                                                                373,520
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   2,560,111
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                                $  9,475,797
====================================================================================================================================




LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                                                                $    507,134
Customer deposits                                                                                                    629,543
Accrued expenses                                                                                                     930,304
Deferred income                                                                                                       39,246
Current maturities of long-term debt                                                                                 306,984
Current portion of obligations under capital leases                                                                   11,279
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   2,424,490
------------------------------------------------------------------------------------------------------------------------------------


NON-CURRENT LIABILITIES
Long-term debt, less current maturities                                                                            2,141,620
Obligations under capital leases, less current portion                                                                37,684
Deferred tax liabilities                                                                                              48,000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   2,227,304
------------------------------------------------------------------------------------------------------------------------------------


STOCKHOLDERS' EQUITY
Common stock; $.001 par value; authorized 50,000,000 shares; issued and outstanding 3,310,869 shares                   3,311
Additional paid-in capital                                                                                         5,809,832
Accumulated deficit                                                                                                 (989,140)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   4,824,003
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                $  9,475,797
====================================================================================================================================


          See accompanying notes to consolidated financial statements

La-Man Corporation

CONSOLIDATED STATEMENTS OF INCOME

Year Ended June 30                                                                  1997                                1996
-----------------------------------------------------------------------------------------------------------------------------------
SALES                                                                     $    15,945,627                      $   13,267,545
COST OF SALES                                                                   8,123,075                           6,554,638
------------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                    7,822,552                           6,712,907
Operating expenses                                                              6,790,925                           5,758,934
------------------------------------------------------------------------------------------------------------------------------------
Income from operations                                                          1,031,627                             953,973

OTHER INCOME (EXPENSE)
Interest income                                                                   100,770                              72,343
Interest expense                                                                 (233,140)                           (201,266)
Gain on disposal of property and equipment                                        270,892                              69,644
Miscellaneous income                                                               19,253                               4,521
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  157,775                             (54,758)
------------------------------------------------------------------------------------------------------------------------------------

Income from continuing operations before income tax benefit                     1,189,402                             899,215
Income tax benefit                                                                229,000                             125,000
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                               1,418,402                           1,024,215

DISCONTINUED OPERATIONS
Loss from operations of discontinued operations                                   281,371                             541,409
Loss on disposal of discontinued operations                                       371,572                             115,000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  652,943                             656,409
------------------------------------------------------------------------------------------------------------------------------------

Net income                                                                $       765,459                      $      367,806
====================================================================================================================================

EARNINGS PER COMMON SHARE AND COMMON EQUIVALENT SHARE
Continuing operations                                                     $          0.38                      $         0.34
Discontinued operations                                                             (0.14)                              (0.16)
------------------------------------------------------------------------------------------------------------------------------------
                                                                          $          0.24                      $         0.18
====================================================================================================================================

EARNINGS PER COMMON SHARE - ASSUMING FULL DILUTION
Continuing operations                                                     $          0.36                      $         0.34
Discontinued operations                                                             (0.13)                              (0.16)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   $ 0.23                              $ 0.18
====================================================================================================================================

          See accompanying notes to consolidated financial statements

La-Man Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          Common Stock              Additional                               Total
                                                     ----------------------
                                                        Number         Par             Paid-In      Accumulated      Stockholders'
                                                     Of Shares       Value             Capital          Deficit             Equity
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1995                                2,357,399    $  2,357        $  4,721,512     $ (1,969,637)    $    2,754,232
Stock issued for accounts payable                        36,000          36              44,964                -             45,000
Stock issued for purchase of Don Bell Industries        275,000         275           1,099,725                -          1,100,000
Stock contributed to 401(k) plan                         49,516          50              58,155                -             58,205
Sale of common stock                                     10,000          10               9,990                -             10,000
Exercise of common stock warrants, net                  330,750         331             224,164                -            224,495
Net income                                                    -           -                   -          367,806            367,806
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1996                                3,058,665       3,059           6,158,510       (1,601,831)         4,559,738
Issuance of five percent stock dividend                 152,768         153             152,615         (152,768)                 -
Issuance of note payable as adjustment to
 Don Bell Industries purchase price                           -           -            (626,476)               -           (626,476)
Stock contributed to 401(k) plan                         46,915          47              71,485                -             71,532
Issuance of stock options and warrants                        -           -              35,000                -             35,000
Exercise of common stock warrants, net                   52,521          52              18,698                -             18,750
Net income                                                    -           -                   -          765,459            765,459
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1997                                3,310,869    $  3,311        $  5,809,832     $   (989,140)    $    4,824,003
====================================================================================================================================

          See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended June 30                                                                                    1997           1996
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                         $ 765,459    $   367,806
Adjustments to reconcile net income to net cash provided by continuing operating activities:
   Loss from discontinued operations                                                                 652,943        656,409
   Depreciation and amortization                                                                     479,227        450,694
   Gain on disposal of property, plant and equipment                                                (270,892)       (69,644)
   Contribution of common stock to 401(k) plan                                                        71,532         58,205
   Realization of deferred income                                                                    (52,810)       (97,978)
   Deferred tax benefit                                                                             (250,000)      (125,000)
   Changes in assets and liabilities, net of effects of acquisitions:
      Accounts receivable                                                                           (467,322)      (513,372)
      Other receivables                                                                              155,060       (212,083)
      Inventories                                                                                   (305,868)       215,836
      Prepaid expenses                                                                              (101,003)       (41,139)
      Accounts payable                                                                              (420,299)       261,387
      Customer deposits                                                                               88,791       (186,570)
      Accrued expenses                                                                               318,036        247,828
-----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES                                                 662,854      1,012,379
NET CASH USED FOR DISCONTINUED OPERATING ACTIVITIES                                                 (509,768)      (478,094)
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment                                                           (257,266)      (504,598)
Payment for purchase of Don Bell Industries, Inc., net of cash acquired of $59,819                         -       (409,750)
Patent acquisition costs                                                                              (5,966)        (9,180)
Proceeds from sale of property, plant and equipment                                                  382,635         49,459
Changes in other assets                                                                               18,767        (51,879)
-----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                                                 138,170       (925,948)
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable                                                                    -      1,090,000
Principal payments on notes payable                                                                 (159,167)    (1,147,256)
Proceeds from sales of stock, net                                                                     18,750        234,495
Payments on capital lease obligations                                                                (32,253)       (37,380)
-----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                                (172,670)       139,859
-----------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                                      118,586       (251,804)
CASH, beginning of year                                                                              112,727        364,531
-----------------------------------------------------------------------------------------------------------------------------
CASH, end of year                                                                                  $ 231,313    $   112,727
=============================================================================================================================

          See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of La-Man Corporation and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

INVENTORIES

Inventories are valued at the lower of first-in, first-out (FIFO) cost or market.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets by the straight-line method.

INTANGIBLE ASSETS

Intangible assets are amortized using the straight-line method over their estimated useful lives

REVENUE RECOGNITION

The Company recognizes revenue on long-term construction contracts under the percentage-of-completion method, measured by the percentage of contract costs incurred to estimated total costs for each contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit is included in revenues when its realization is reasonably assured.

EARNINGS PER SHARE

Earnings per common share and common equivalent share is determined using the weighted average number of common shares and dilutive common equivalent shares outstanding. Earnings per share - assuming full dilution is computed assuming full conversion of all dilutive convertible securities into common stock at the later of the beginning of the year or the date of issuance of the dilutive convertible securities.

LEASING ACTIVITIES

The Company leases certain of its signs to customers under long-term noncancellable leases which are accounted for as sales-type leases. The present value of the minimum rentals to be received under such leases is recorded currently as net sales revenue. The cost of the leased property is charged against income at the time the sale is recorded.

INCOME TAXES

Income tax expense or benefit includes both current and deferred state and federal income taxes. Deferred income taxes are provided for temporary differences in the recognition of income and expense for financial reporting and income tax purposes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets, liabilities and tax carry forwards that will result in taxable or deductible amounts in future periods based upon enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax liabilities are recognized when incurred; deferred tax assets, when necessary, are reduced by a valuation allowance and recognized when it is more likely than not that the asset will be realized.

STOCK BASED COMPENSATION

The Company adopted Statement of Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) during 1997. However, as permitted by SFAS 123, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for stock based compensation to employees.

Stock options granted to non-employees are valued using a Black-Scholes option pricing model with appropriate assumptions for risk free investment rates, expected lives, dividend yields and volatility factors. The value of options granted to non-employees is charged to appropriate asset or expense accounts when the options are granted.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 1997. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, trade receivables, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121) during 1997. SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations and goodwill when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The adoption of SFAS 121 did not impact the financial statements of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

NOTE 2.   ACQUISITIONS

On September 7, 1995, the Company acquired all of the outstanding common stock, 8% cumulative preferred stock and $935,091 of notes receivable from Don Bell Industries, Inc. (DBI) for a total consideration of $2,210,000 comprised of $360,000 cash, 275,000 shares of common stock and a $750,000 convertible note payable. Additional cash, common stock or debt was contingently issuable if the market price of the Company's common stock did not exceed $4.00 per share for any consecutive 20-day period prior to December 31, 1996. The stock price did not attain the prescribed $4.00 target price and, on January 31, 1997, notes payable totaling $626,476 were issued under this contingency provision and the value of the previously issued shares of common stock was reduced. The acquisition has been recorded using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $1.1 million, which has been accounted for as goodwill and is being amortized over its estimated life of 40 years. The operating results of DBI are included in the Company's consolidated results of operations from the date of acquisition.

The following unaudited pro-forma summary presents the consolidated results of continuing operations as if the acquisition of DBI had occurred at the beginning of the period presented and does not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future.

Year ended June 30                                       1996
--------------------------------------------------------------
Net sales                                         $14,472,000
Net income                                        $   230,000
Net income per share                              $       .08
==============================================================

NOTE 3.   INVENTORIES
Inventories at June 30, 1997 consist of the following:

--------------------------------------------------------------
Raw materials                                      $  805,774
Work in process                                        83,515
Finished goods                                        115,063
--------------------------------------------------------------
                                                   $1,004,352
==============================================================

NOTE 4.   PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at June 30, 1997 consist of the following:

                                     Estimated
                                  Useful Lives
--------------------------------------------------------------
Land                                              $  530,000
Buildings and improvements        15-30 years      1,008,475
Leasehold improvements               30 years         57,354
Machinery and equipment            5-10 years      1,085,624
Office equipment and furniture     5-10 years        789,999
Transportation equipment            3-5 years        175,344
Signs held for lease                 11 years        255,528
--------------------------------------------------------------
                                                   3,902,324
Less accumulated depreciation                      1,348,581
--------------------------------------------------------------
                                                  $2,553,743
==============================================================

Depreciation expense from continuing operations for the years ended June 30, 1997 and 1996 was $399,369 and $359,258, respectively.

NOTE 5.   INTANGIBLE ASSETS
Intangible assets are summarized as follows:

                                   Useful Lives
--------------------------------------------------------------
Patents                               5 years      $  217,785
Goodwill                             40 years       2,315,578
--------------------------------------------------------------
                                                    2,533,363
Less accumulated amortization                         346,772
--------------------------------------------------------------
                                                   $2,186,591
==============================================================

Amortization expense from continuing operations for the years ended June 30, 1997 and 1996 was $79,858 and $91,436, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.   NET INVESTMENT IN SALES-TYPE LEASES

The Company is the lessor of a variety of signs and advertising display units under agreements expiring through 2003. The Company accounts for these leases as sales-type leases. At June 30, 1997, the net investment in sales-type leases, included in other assets and other receivables, consists of the following:

--------------------------------------------------------------
Total minimum lease payments to be received         $544,957
Less unearned income                                 104,452
--------------------------------------------------------------
Net investment in sales-type leases                  440,505
Less current portion                                 126,022
--------------------------------------------------------------
Long-term net investment                            $314,483
==============================================================

The following is a schedule of minimum lease payments to be received as of June 30, 1997:

--------------------------------------------------------------
1998                                                 $172,291
1999                                                  150,495
2000                                                  130,798
2001                                                   58,337
2002                                                   19,239
Thereafter                                             13,797
--------------------------------------------------------------
                                                     $544,957
==============================================================

NOTE 7. COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS IN PROGRESS

Costs and estimated earnings on uncompleted contracts consists of the following at June 30, 1997:

--------------------------------------------------------------
Costs incurred on uncompleted contracts            $ 231,887
Estimated earnings                                   124,269
--------------------------------------------------------------
                                                     356,156
Billings to date                                    (266,982)
--------------------------------------------------------------
Costs and estimated earnings in excess
    of billings on uncompleted contracts
    in progress                                    $  89,174
==============================================================

NOTE 8.   DEFERRED INCOME

Deferred income consists of deferred revenues from leases sold with recourse. The Company has sold the rights to future collection from certain operating leases held by the Company to various financing institutions. Revenue was recognized at the time of sale for leases sold without recourse. For leases sold with recourse, revenue was deferred and recognized ratably over the term of the lease. At June 30, 1997, $39,246 is outstanding under recourse provisions for leases on which revenue recognition has been deferred.


NOTE 9.   LINE OF CREDIT

The Company has a $500,000 revolving bank line of credit which was unused at June 30, 1997. Advances on the credit line carry an interest rate of 1% over prime. Under the terms of this loan agreement, the line of credit matures December 27, 1997 and is collateralized by property, accounts receivable and inventory. The agreement has covenants which require the Company to maintain certain financial and operating ratios, including tangible net worth and interest coverage ratio requirements. At June 30, 1997, the Company was not in violation of any loan covenants.


NOTE 10.  LONG-TERM DEBT

Long term debt at June 30, 1997 is summarized as follows:

----------------------------------------------------------------------
8.5% unsecured note payable, due in monthly
   installments of $3,265 through
   November 1997                                           $   12,832

9.0% mortgage note payable, due in monthly
   installments of $1,420 through April 2008,
   secured by land of Don Bell Industries                     117,696

Prime plus 2% (10.5% at June 30, 1997) term
   loan, due in monthly principal installments
   of $4,167 plus interest; unpaid principal
   plus accrued interest due December 2000;
   secured by all inventory and accounts
   receivable of the Company and specific
   assets of Don Bell Industries with
   guarantees from all subsidiaries of La-Man
   Corporation                                                175,042

Prime plus 1.5% (10% at June 30, 1997) term
   loan, due in monthly installments of $8,106
   through December 2000; secured by all
   inventory and accounts receivable of the
   Company and specific assets of Don Bell
   Industries with guarantees from all
   subsidiaries of La-Man Corporation                         818,663

8% unsecured convertible note payable,
   annual principal payments of $250,000
   plus interest for three years beginning
   September 1998; conversion price of $4.76                  750,000
   per share.

8% unsecured promissory notes payable,
   quarterly payments of $52,206 plus interest
   through January 2000.                                      574,371
----------------------------------------------------------------------
                                                            2,448,604
Less current portion                                          306,984
----------------------------------------------------------------------
Total                                                      $2,141,620
======================================================================

Aggregate maturities of long-term debt over future years are as follows: 1998 - $306,984; 1999 - $521,781; 2000 - $484,359; 2001 - $1,048,748; 2002 - $6,724 and
thereafter - $80,008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  COMMITMENTS
LEASES

The Company conducts its operations partially from leased facilities. These leases are classified as operating leases and expire on various dates through 2002.

The Company also leases equipment under capital leases which expire on various dates through 2000. The total capitalized cost for this equipment is $116,267 with accumulated depreciation of $51,861 as of June 30, 1997.

As of June 30, 1997, future net minimum lease payments under capital leases and future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                                        Capital     Operating
Year ending June 30                     Leases         Leases
--------------------------------------------------------------
1998                                    $ 13,353    $ 274,308
1999                                      10,028      250,621
2000                                      34,635      235,194
2001                                           -      121,938
2002                                           -       14,033
--------------------------------------------------------------
                                          58,016    $ 896,094
                                                    =========
Less amount representing interest          9,053
--------------------------------------------------------------
Present value of minimum
  lease payments                        $ 48,963
==============================================================

Rental expense for the years ended June 30, 1997 and 1996 was approximately $298,000 and $275,000, respectively.

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements expiring at various dates through the year 2000. As of June 30, 1997, the Company's total noncancellable obligation under all employment contracts is approximately $671,000.

NOTE 12.  INCOME TAXES

The components of deferred tax assets and liabilities consist of the following as of June 30, 1997:

--------------------------------------------------------------
DEFERRED TAX ASSETS
Accruals                                          $   48,000
Accounts receivable                                   86,000
Net operating loss and other tax carry forwards    1,114,000
Deferred income                                       15,000
Customer deposits                                     17,000
Intangible assets                                      5,000
--------------------------------------------------------------
Gross deferred tax assets                          1,285,000
Valuation allowance                                 (367,000)
--------------------------------------------------------------

Total deferred tax assets                            918,000

DEFERRED TAX LIABILITIES
Sales-type lease receivables                        (157,000)
Inventory                                            (35,000)
Plant and equipment                                 (351,000)
--------------------------------------------------------------
Net deferred tax assets                           $  375,000
==============================================================

The change in the valuation allowance for deferred tax assets was a decrease of $369,000 during 1997.

Significant components of the income tax benefit are as follows:

                                         1997          1996
--------------------------------------------------------------
CURRENT
Federal                             $   6,000     $       -
State                                  15,000             -

                                       21,000             -
--------------------------------------------------------------
DEFERRED
Federal                              (276,000)     (127,000)
State                                  26,000         2,000
--------------------------------------------------------------
                                     (250,000)     (125,000)
--------------------------------------------------------------
                                     $(229,000)    $(125,000)
==============================================================

At June 30, 1997, the Company had unused federal tax net operating losses
(NOLs) to carry forward against future years' taxable income of approximately $3,072,000 expiring in various a mounts from 1999 to 2013. As a result of the consummation of the Company's public offering and certain acquisitions, the use of these NOLs will be limited each year under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended and the provisions of Treasury Regulation 1.1502-21 regarding Separate Return Limitation years as follows:

                                                 Maximum NOL
Year ending June 30                                Available
--------------------------------------------------------------
1998                                              $  880,000
1999                                                 316,000
2000                                                 316,000
2001                                                 316,000
2002                                                 316,000
Thereafter                                           928,000
--------------------------------------------------------------
                                                  $3,072,000
==============================================================

The following summary reconciles differences from taxes on income from continuing operations at the federal statutory rate with the effective rate:

                                                1997    1996
--------------------------------------------------------------
Federal taxes on income at statutory rates       34%     34%
Reduction of deferred tax asset
  valuation allowance                           (48%)
--------------------------------------------------------------
Taxes on income (benefit) at effective rates    (19%)   (14%)
==============================================================

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. CAPITAL STOCK

On June 29, 1994, the Board of Directors adopted the amended and restated 1994 Employee and Consultant Stock Compensation Plan ("the 1994 plan"). The 1994 plan provides for the issuance of up to 2,310,000 shares of the Company's common stock to employees and consultants of the Company. Options granted under the plan are not permitted to have a term in excess of five years.

On November 4, 1992, the Board of Directors adopted the 1992 Stock Option and Appreciation Rights Plan ("the 1992 plan"). The 1992 plan provides for the issuance of up to 603,750 shares of the Company's common stock to employees, officers, directors and consultants of the Company. Options granted to employees or directors under this plan must have an exercise price equal to or greater than 85% of the fair value of the stock on the date of grant and cannot have a term in excess of 10 years.

On April 25, 1988, the Company adopted the 1988 Incentive Stock Option Plan ("the 1988 plan"). The 1988 plan provides for the issuance of up to 175,000 shares of the Company's common stock to employees of the Company. Options granted under this plan must have an exercise price equal to or greater than the fair value of the stock on the date of grant and are not exercisable until 18 months from the date of grant.

On March 18, 1997, the Company entered into an agreement with an investor relations firm and, separate from each of the above established plans, issued an option to purchase up to 50,000 shares of the Company's common stock at an exercise price of $1.54 per share. The options become exercisable on a defined schedule from March 18, 1997 to March 18, 1998 and expire March 17, 2001. As of June 30, 1997, 15,000 of the options were exercisable.

On November 22, 1996 the Company entered into an agreement with an investment banking firm and, separate from each of the above established plans, issued warrants to purchase up to 200,000 shares of the Company's common stock at an exercise price of $1.77 per share. The warrants are not exercisable until November 22, 1998 and expire November 22, 2001.

All stock options and warrants issued during 1996 and 1997 pursuant to the above plans and agreements were issued with an exercise price that approximated the fair market value of the stock on the date of grant. A summary of the status of the Company's stock options and warrants for the plans and agreements discussed above as of June 30, 1997 and 1996 and changes during the years ended on those dates (as restated for the August 7, 1996 five percent stock dividend) is presented below:

                                               Weighted
                                                Average
                                               Exercise
                                  Shares          Price
--------------------------------------------------------
Outstanding - June 30, 1995      984,638          $0.72
Granted                          575,400           0.65
Exercised                       (347,288)          0.71
Expired                           (3,150)          0.71
--------------------------------------------------------
Outstanding - June 30, 1996    1,209,600           0.69
Granted                          422,500           1.59
Exercised                        (52,500)          0.36
Forfeited                        (21,000)          0.53
--------------------------------------------------------
Outstanding - June 30, 1997    1,558,600          $0.94
========================================================

The following table summarizes stock options and warrants issued under the plans and agreements discussed above outstanding at June 30, 1997:

                                   Weighted            Weighted
          Range of                  Average             Average
          Exercise                 Exercise           Remaining
             Price  Outstanding       Price    Contractual Life
---------------------------------------------------------------
 $    0.48 - 0.84     1,119,300       $0.70           2.7 years
      1.01 - 1.77       424,050        1.55           4.4 years
      2.14 - 2.39        15,250        2.30           7.0 years
----------------------------------------------------------------
 $    0.48 - 2.39     1,558,600       $0.94           3.2 years
================================================================

As of June 30, 1996 1,034,600 options and warrants were exercisable under the plans and agreements discussed above at a weighted average exercise price of $0.69. As of June 30, 1997 1,323,600 options and warrants were exercisable under the plans and agreements discussed above at a weighted average exercise price of $0.80 as follows:

                                    Weighted           Weighted
          Range of                   Average            Average
          Exercise                  Exercise          Remaining
             Price    Exercisable      Price   Contractual Life
----------------------------------------------------------------
$     0.48 - 0.84       1,119,300      $0.70          2.7 years
      1.01 - 1.77         189,050       1.33          4.5 years
      2.14 - 2.39          15,250       2.30          7.0 years
----------------------------------------------------------------
$     0.48 - 2.39       1,323,600      $0.80          3.0 years
================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock based compensation to employees. Accordingly, no compensation expense has been recognized for stock based compensation issued to employees. Had compensation cost for the Company's stock based compensation issued to employees been determined based upon the fair value at the grant date consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's pro-forma net income for 1997 and 1996 would have been $1,377,402 and $945,215 from continuing operations and $724,459 and $288,806 after discontinued operations, respectively. Pro-forma earnings per common share and common equivalent share from continuing operations would have been $0.37 for 1997 and $0.32 for 1996 and earnings per share -assuming full dilution from continuing operations would have been $0.36 and $0.32 for 1997 and 1996, respectively. After discontinued operations, pro-forma earnings per common share and common equivalent share would have been $0.23 for 1997 and $0.18 for 1996 and earnings per share - assuming full dilution would have been $0.22 and $0.17 for 1997 and 1996, respectively.

The weighted average fair value of options and warrants granted during 1997 and 1996 was estimated at $0.18 and $0.14 per share, respectively, based upon using the Black-Scholes option-price model with the following weighted average assumptions: 5% dividend yield, expected volatility of 52%, risk-free interest rate of 6.06% and expected life of 2.5 years.

On January 13, 1994 in conjunction with a public offering of the Company's common stock, the Company issued 620,000 common stock purchase warrants with an exercise price of $4.76 per share that expire, as amended, on June 30, 1998. As of June 30, 1997 all of these warrants were exercisable. In conjunction with the same public offering, the Company issued an option to purchase 31,000 "units", each unit consisting of two shares of common stock and two nonredeemable common stock purchase warrants, for a price of $7.80 per unit. Each common stock purchase warrant obtainable under this option entitles the holder to purchase one share of common stock at a price of $4.68. Both the option to purchase the units, and the purchase warrants included in the units, expire on January 6, 1999. As of June 30, 1997 all these units as well as the warrants issuable under the units are exercisable.

NOTE 14.  EMPLOYEE BENEFIT PLAN

The La-Man Corporation 401(k) profit sharing plan covers all employees with more than six months of service and allows employees to defer up to 15% of their income and contribute to the plan. The Company contributes to the plan at a matching rate of 50% of the first six percent contributed by the employee. Company contributions to the plan are in the form of the Company's common stock. The Company issued to the 401(k) plan in fiscal year 1997, 46,915 shares of La-Man Corporation's common stock at closing prices ranging from $1.00 to $1.88 per share.


NOTE 15.  EARNINGS PER SHARE

Earnings per common share and common equivalent share ("primary earnings per share") and earnings per share - assuming full dilution ("fully diluted earnings per share") are computed using the modified treasury stock method as prescribed by Accounting Principles Board Opinion No. 15, "Earnings per Share" (APB 15). Under the modified treasury stock method, earnings per share is computed by dividing an adjusted income amount by an adjusted weighted average shares outstanding. The adjustments to income and weighted average shares outstanding are based upon common stock equivalents for the computation of primary earnings per share and all potentially dilutive securities for the computation of fully diluted earnings per share. All outstanding common stock options and purchase warrants are common stock equivalents. The convertible note payable is dilutive for calculation of fully diluted earnings per share. The weighted average number of shares used in the calculation of primary earnings per share for 1997 and 1996 were 4,728,181 shares and 4,069,173 shares, respectively and the weighted average number of shares used in the calculation of fully diluted earnings per share for 1997 and 1996 were 4,885,681 shares and 4,219,173 shares, respectively.

Beginning in fiscal 1998, the Company will be subject to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS
128) that was adopted by the Financial Accounting Standard Board in February, 1997. FAS 128, which is effective for financial statements issued for periods ending after December 15, 1997, simplifies the standards for computing earnings per share and makes them comparable to international earnings per share standards. Had earnings per share for 1997 and 1996 been calculated under the provisions of FAS 128, the presentation of earnings per share would be as follows:

Year Ended June 30                       1997            1996
---------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE
Continuing operations              $     0.43      $     0.36
Discontinued operations                 (0.20)          (0.23)
---------------------------------------------------------------
Net income                         $     0.23      $     0.13
===============================================================
Weighted average number of
 shares outstanding                 3,274,838       2,861,739
===============================================================

EARNINGS PER COMMON SHARE-
ASSUMING DILUTION
Continuing operations              $     0.37      $     0.32
Discontinued operations                 (0.16)          (0.19)
---------------------------------------------------------------
Net income                         $     0.21      $     0.13
===============================================================
Weighted average number of
 shares outstanding                 4,002,220       3,338,211
===============================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. INDUSTRY SEGMENTS

The Company's operations are classified into two business segments: filtration and signage.

Operations within the filtration segment include the manufacture and sale of a line of products which, when installed in compressed air lines, substantially reduce or totally eliminate water and condensate problems and most foreign contaminants in the air line.

The signage segment markets and produces custom designed and stock sign products which are specifically designed for external use by institutional, governmental and commercial enterprises.

The following table shows sales and operating income from continuing operations and other financial information by industry segment as of and for the years ended June 30, 1997 and 1996:

                                       1997              1996
---------------------------------------------------------------
SALES
 Filtration                     $ 1,646,164       $ 1,587,980
 Signage                         14,299,463        11,679,565
---------------------------------------------------------------
                                $15,945,627       $13,267,545
===============================================================

OPERATING INCOME
 Filtration                     $   439,125       $   540,640
 Signage                          1,448,813         1,246,040
 Corporate expenses                (856,311)         (832,707)
---------------------------------------------------------------
                                $ 1,031,627       $   953,973
===============================================================

DEPRECIATION AND AMORTIZATION
 Filtration                     $    68,493       $    82,362
 Signage                            373,249           323,046
 Corporate                           37,485            45,286
---------------------------------------------------------------
                                $   479,227       $   450,694
===============================================================

IDENTIFIABLE ASSETS
 Filtration                     $   995,683       $ 1,056,281
 Signage                          7,757,381         6,618,103
 Corporate                          722,733         1,357,607
 Discontinued segments                    -           351,984
---------------------------------------------------------------
                                $ 9,475,797       $ 9,383,975
===============================================================

CAPITAL EXPENDITURES
 Filtration                     $    18,072       $   270,879
 Signage                            203,192           193,990
 Corporate                           36,002             1,416
 Discontinued segments                    -            38,313
---------------------------------------------------------------
                                $   257,266       $   504,598
===============================================================

NOTE 17.  SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid $221,813 and $181,266 for interest for the years ended June 30, 1997 and 1996, respectively.

The following summarizes noncash investing and financing transactions:

                                              1997             1996
--------------------------------------------------------------------
Common stock contributed to 401(k)
 plan                                   $   71,532      $    58,205

Common stock and notes payable
 issued in purchase of Don Bell
 Industries                             $  626,476      $ 1,100,000

Issuance of five percent stock
 dividend                               $  152,768                -

Issuance of stock options and
 warrants for prepaid investment
 services                               $   35,000                -

Capital lease obligation incurred for
 fixed asset acquisition                $   30,305                -

Issuance of common stock for
 payment of accounts payable            $        -           45,000

Issuance of note payable for
 payment of accounts payable            $        -           55,000

Acceptance of note receivable for
 sale of property and equipment         $        -           87,492
====================================================================

NOTE 18.  ECONOMIC DEPENDENCE

For the years ended June 30, 1997 and 1996, the Company had one supplier which accounted for a significant volume of consolidated purchases. For the year ended June 30, 1997, purchases of signs from this supplier approximated $2,850,000, or 34% of consolidated purchases. For the year ended June 30, 1996, purchases of signs from this supplier approximated $2,147,000, or 27% of consolidated purchases. The Company is currently in the process of constructing a production sign manufacturing facility to produce most or all of these signs in-house.
Once construction of this facility is complete and internal manufacturing is operational, the Company's dependence upon this supplier should be eliminated.

NOTE 19.  STOCK DIVIDEND

On July 12, 1996, the Company authorized a 5 percent stock dividend to be issued August 7, 1996 to holders of record on July 26, 1996. The dividend resulted in the issuance of an additional 152,768 shares of the Company's $.001 par value common stock. Net income per share for the year ended June 30, 1996 has been retroactively restated to reflect the effects of this stock dividend.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20.  LEGAL PROCEEDINGS AND DISCONTINUED OPERATIONS

In November, 1996, the contracts between Vision Trust Marketing Services, Inc. ("VTM"), the Company's long-distance telephone marketing subsidiary, and MCI Telecommunications, Inc. ("MCI") were abruptly terminated by MCI. The contract for commercial long-distance customers was originally executed in 1994 and was restated and extended for a new five year term in May, 1996. This contract revision had been proposed by MCI in September, 1995 and discussed with VTM over a period of eight months. In reliance on the new contract, VTM invested heavily in staff, facilities and equipment in anticipation of significant commission revenue as a result of enhancements in the revised contract. A lawsuit was filed by VTM on April 16, 1997 seeking the recovery of damages from MCI.

Because the cancellation of the contract by MCI resulted in VTM no longer being contracted to market MCI long-distance services, its sole line of business, the Company discontinued the operations of VTM in December, 1996. All identifiable assets of VTM were either transferred to other subsidiaries of the Company or disposed of with minimal proceeds at a loss of $282,281. As of June 30, 1997 VTM has no remaining assets or liabilities. From July 1, 1996 to December, 1996, VTM operated at a loss of $281,371. Additional costs charged to expense during the year associated with the wind down of VTM subsequent to December, 1996 amounted to $129,276 including a remaining reserve for additional costs of $35,336 at June 30, 1997. Sales for VTM for 1997 and 1996 were $105,348 and
$429,062, respectively.

At June 30, 1996, the Company had reserved $115,000 for the discontinuance of Heritage Packaging Services, Inc. ("Heritage"), its packaging wholesaling subsidiary. In August, 1996, the accounts receivable, inventory and fixed assets of Heritage were sold for cash proceeds of $35,000 and the assumption of certain liabilities at a loss to the Company of $40,914 which was recorded against the reserve for discontinuance. From July 1, 1996 to the sale date, Heritage operated at a loss of $34,101 which was also recorded against the reserve for discontinuance. The remaining $39,985 reserve for the discontinuance of Heritage was not needed for any continuing operations or disposal of the segment and was taken into income in December, 1996. Sales for Heritage for 1997 and 1996 were $107,247 and $918,662, respectively.

The loss from discontinued operations for 1997 is summarized as follows:

--------------------------------------------------------
Loss from operations of VTM prior
 to discontinuance                         $   281,371
Loss on disposal of VTM assets                 282,281
VTM wind-down costs subsequent to
 discontinuance including remaining
 reserve of $35,336 at June 30, 1997           129,276
Reversal of unused provision for losses
 on discontinuance of Heritage                 (39,985)
--------------------------------------------------------
                                           $   652,943
========================================================

NOTE 21.  SUBSEQUENT EVENTS

On July 1, 1997, the Company acquired all of the outstanding common stock of Certified Maintenance Services, Inc. ("Certified") for the assumption of Certified's net liabilities of approximately $450,000. The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $450,000, which has been accounted for as goodwill and is being amortized over its estimated life of 40 years.

On August 28, 1997, the Company obtained a letter of credit from a national bank and issued notes payable supported by that letter of credit in the amount of $2.5 million. The notes bears interest at a variable rate (which, including the effect of amortization of finance costs, was initially an effective rate of 7.00%). Interest payments are due on the notes on a monthly basis with annual principal payments due each August. The notes mature August, 2012. Approximately $2.1 million of the proceeds were used to pay off all existing Company debt, including debt obtained in the Certified acquisition, except for the Company's 8%, $750,000 convertible note payable. The remaining proceeds from the bond were or will be used to pay the closing costs of the bond and for capital expansions of the Company's sign production facilities.

Simultaneous with the issuance of the notes, the Company obtained a $1.3 million revolving line of credit with the same national bank. The line of credit bears interest at one percent over the bank's prime rate (initially 9.5%) and matures August, 1999 with renewal provisions. Initially, nothing was borrowed against this line of credit.

The letter of credit, notes and line of credit are cross-collateralized by substantially all assets of the Company with guarantees from each of the Company's operating subsidiaries. The agreements also contain covenants which require the Company to maintain certain operating and financial ratios beginning in 1998.


NOTE 22.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS
130) and No. 131, "Disclosure about Segments of an Enterprise and Related Information" (FAS 131). FAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. FAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both FAS 130 and FAS 131 are effective for periods beginning after December 15, 1997. Because of the recent issuance of the standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.