Form 10QSB
period 1997-09-30
LA MAN CORPORATION
filed 1997-10-30
CIK 718660

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ------------------------

                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

For the Quarterly Period Ended                            Commission file number
     September 30, 1997                                           0-14427

                           ------------------------

                               LA-MAN CORPORATION
             (Exact name of registrant as specified in its charter)


                NEVADA                                        38-2286268
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



   As of October 30, 1997, 3,418,788 shares of Common Stock were outstanding.


===============================================================================

                         PART 1 - FINANCIAL INFORMATION
                      LA-MAN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                                September 30,
                                                                                    1997
                                                                                -------------
                                         ASSETS
Current Assets:
 Cash                                                                              $  197,649
 Accounts receivable:
  Trade, less allowance for doubtful accounts of $215,506                           2,582,768
  Other                                                                               142,143
 Inventories                                                                        1,116,110
 Costs and estimated earnings in excess of billings on uncompleted contracts           24,011
 Prepaid expenses                                                                     378,914
 Deferred tax assets                                                                  358,750
                                                                                -------------
     Total current assets                                                           4,800,345
                                                                                -------------

Property, plant and equipment, less accumulated depreciation                        2,789,146
                                                                                -------------

Other assets:
  Intangibles, less accumulated amortization                                        2,877,749
  Other                                                                               322,306
                                                                                -------------
     Total other assets                                                             3,200,055
                                                                                -------------
                                                                                  $10,789,546
                                                                                =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                   $752,939
  Customer deposits                                                                   610,476
  Accrued expenses                                                                    811,876
  Deferred income                                                                      29,418
  Current portion of long-term debt                                                   360,000
  Current portion of obligations under capital leases                                  30,204
                                                                                -------------
     Total current liabilities                                                      2,594,913
                                                                                -------------
Non-current liabilities:
  Long-term debt, less current maturities                                           2,898,331
  Obligations under capital leases, less current portion                                9,698
  Deferred tax liabilities                                                             19,500
                                                                                -------------
     Total non-current liabilities                                                  2,927,529
                                                                                -------------

Stockholders' equity:
  Common stock                                                                          3,408
  Additional paid-in capital                                                        5,962,844
  Accumulated deficit                                                                (699,148)
                                                                                -------------
     Total stockholders' equity                                                     5,267,104
                                                                                -------------
                                                                                  $10,789,546
                                                                                =============

See accompanying notes to condensed consolidated financial statements.

                      LA-MAN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       Three Months Ended
                                                          September 30,
                                                   ------------------------
                                                       1997         1996
                                                   ----------    ----------
Sales                                              $5,081,347    $4,213,837
Costs of sales                                      2,688,579     2,277,187
                                                   ----------    ----------
Gross profit                                        2,392,768     1,936,650
Operating expenses                                  1,987,106     1,638,413
                                                   ----------    ----------
Income from operations                                405,662       298,237
                                                   ----------    ----------
Other income (expense):
  Interest income                                      26,842        23,879
  Interest expense                                    (72,151)      (49,710)
  Loss on disposals of property and equipment              -         (1,143)
  Other                                                    -            372
                                                   ----------    ----------
                                                      (45,309)      (26,602)
                                                   ----------    ----------
Income from continuing operations before
   provision for income taxes                         360,353       271,635
Provision for income taxes                             70,000            -
                                                   ----------    ----------
Income from continuing operations                     290,353       271,635
Loss from operations of discontinued segment                        155,990
                                                   ----------    ----------
Net income                                         $  290,353    $  115,645
                                                   ==========    ==========

Income (loss) per share:
  Continuing operations                            $     0.09    $     0.08
  Discontinued operations                                  -          (0.05)
                                                   ----------    ----------
Net income per share                               $     0.09    $     0.03
                                                   ==========    ==========
Weighted average number of shares outstanding       3,383,838     3,218,879
                                                   ==========    ==========

    See accompanying notes to condensed consolidated financial statements.

                      LA-MAN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           Three Months Ended
                                                              September 30,
                                                         ---------------------
                                                            1997        1996
                                                         ---------   ---------
Cash flows from operating activities:
 Net income                                              $ 290,353   $ 115,645
 Adjustments to reconcile net income to net cash
  used for operating activities:
   Loss from discontinued operations                             -     155,990
   Depreciation and amortization                           119,223     117,738
   Gain on disposal of property and equipment                    -      (1,143)
   Contribution of common stock to 401(k) plan              23,274      21,735
   Realization of deferred income                           (9,828)    (19,096)
   Change in deferred income taxes                          35,750     (21,275)
   Tax benefit on exercise of stock options                 13,250           -
   Changes in assets and liabilities:
    Accounts receivable, trade                            (364,523)   (112,590)
    Other receivables                                       38,921      87,493
    Inventories                                             20,518    (360,162)
    Prepaid expenses                                        14,414     (13,170)
    Accounts payable                                       (66,020)     (1,554)
    Customer deposits                                      (19,067)     15,425
    Accrued expenses                                      (336,862)    (78,062)
                                                         ---------   ---------
Net cash used for continuing operating activities         (240,597)    (93,026)
                                                         ---------   ---------
Net cash used for discontinued operating activities         (8,316)   (137,361)
                                                         ---------   ---------
Cash flows from investing activities:
  Purchase of property, plant and equipment               (101,793)    (85,200)
  Net cash received from acquisition of Certified
    Maintenance Services, Inc.                              28,587           -
  Other                                                          -     (31,964)
                                                         ---------   ---------
Net cash used for investing activities                     (73,206)   (117,164)
                                                         ---------   ---------

Cash flows from financing activities:
  Proceeds from issuance of notes payable,
    net of debt issue costs                                307,957           -
  Principal payments on notes payable                      (77,625)    (26,384)
  Proceeds from sales of stock, net of issuance costs       67,184      18,750
  Payments on capital lease obligations                     (9,061)     (4,347)
  Net change in line of credit borrowings                        -     275,100
                                                         ---------   ---------
Net cash provided by financing activities                  288,455     263,119
                                                         ---------   ---------
Decrease in cash                                           (33,664)    (84,432)
Cash, beginning of period                                  231,313     112,727
                                                         ---------   ---------
Cash, end of period                                      $ 197,649   $  28,295
                                                         =========   =========

     See accompanying notes to condensed consolidated financial statements.

                      LA-MAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

       The financial information included herein is unaudited and does not include all of the information and disclosures required by generally accepted accounting principles; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations for the interim periods. Certain reclassifications have been made in the 1996 financial statements to conform to the 1997 presentation. This report should be read in conjunction with the Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997.

       The results of operations for the three months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - ACQUISITIONS

       On July 1, 1997, the Company acquired all of the outstanding common stock of Certified Maintenance Services, Inc. ("Certified") for the assumption of Certified's net liabilities of approximately $525,000. The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $525,000, which has been accounted for a goodwill and is being amortized over its estimated life of 40 years. The operating results of Certified are included in the Company's consolidated results of operations from the date of acquisition.

NOTE 3 - INVENTORIES

       Inventories at the end of interim periods are based on perpetual inventory records. Inventories consisted of the following at September 30, 1997:

            Raw materials and work in progress    $994,457
            Finished goods                         121,653
                                                ----------
                                                $1,116,110
                                                ==========

NOTE 4 - UNCOMPLETED CONTRACTS

       The costs and estimated earnings in excess of billings on uncompleted contracts consisted of the following at September 30, 1997:

            Costs incurred on uncompleted contracts    $192,221
            Estimated earnings                           99,790
                                                       --------
                                                        292,011
            Billings to date                            268,000
                                                       --------
                                                       $ 24,011
                                                       ========


NOTE 5 - REVOLVING LINE OF CREDIT

       The Company has a $1,300,000 revolving bank line of credit. Advances on the credit line carry an interest rate of 1% over prime. The line of credit, which is renewable, initially matures August 1, 1999, and is collateralized by property, accounts receivable and inventory, and subsidiary guarantees. The loan agreement contains covenants which require the Company to maintain certain financial and operating ratios. At September 30, 1997, the Company had no outstanding advances on this line of credit.


NOTE 6 - LONG TERM DEBT

       On August 28, 1997, the Company obtained a letter of credit from a national bank and issued notes payable secured by that letter of credit in the amount of $2.5 million. The notes bear interest at a variable rate (which, including the effect of amortization of finance costs, was an effective rate of approximately 7.0% at September 30, 1997). Approximately $2.1 million of the proceeds were used to pay off all previously outstanding Company debt, including debt assumed in the Certified acquisition, except for the Company's 8%, $750,000 convertible note payable. Interest payments are due on the notes on a monthly basis with annual principal payments due each August through the 2012 maturity date.


NOTE 5 - LEGAL PROCEEDINGS AND DISCONTINUED OPERATIONS

       In November 1996, the contracts between MCI Telecommunications, Inc. ("MCI") and Vision Trust Marketing, Inc. ("VTM") for marketing MCI long-distance services were abruptly terminated by MCI. The contract for commercial customers was originally executed in 1994 and was restated and extended for a new five-year term in May 1996. This contract revision had been proposed by MCI in September 1995 and discussed with VTM over a period of eight months. In reliance on the new contract, VTM invested heavily in staff, facilities and equipment in anticipation of significant commissions as a result of enhancements in the revised contract. A lawsuit was filed by VTM on April 16, 1997, seeking the recovery of damages from MCI. A series of motions have been filed, but no significant court decisions have been made to date.

       Because VTM is no longer contracted to market MCI long distance services, its sole line of business, the Company discontinued the operations of VTM in December 1996. Sales for VTM for the three months ended September 30, 1996 amounted to $64,964. Losses totaling $284,000 for the write-down of VTM's assets to net realizable value were recognized in December 1996.

NOTE 6 - CAPITAL STOCK

       During the three months ended September 30, 1997, 65,100 options to purchase the Company's $.001 par value common stock were exercised at a price of $.84 per share for cash proceeds to the Company of $54,684. An additional 10,000 options were exercised at a price of $1.25 per share for cash proceeds to the Company of $12,500. A tax benefit of $13,250 from these exercises was credited to additional paid-in-capital.

       Also during the three months ended September 30, 1997, 8,866 shares of common stock valued at $23,274 were issued in connection with the Company's 401(k) Plan matching contribution and 13,047 shares of common stock valued at $33,400 were issued to various employees under bonus compensation plans.

       On August 29, 1997, options to acquire up to 50,000 shares of the Company's $.001 par value common stock were issued as an advance payment for investment consulting services. Additional paid in capital was credited for $16,000, the fair value of the options issued.


NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

       The following summarizes noncash investing and financing transactions during the three months ended September 30, 1997 and 1996:

                                                                            1997       1996
                                                                         ---------   --------
Debt refinancing                                                         $2,005,318  $      -
Debt issue costs paid from notes payable                                    167,605         -
Assumption of liabilities for net assets of
   Certified Maintenance Services, Inc.                                     496,413         -
Common stock issued for payment of incentive bonuses                         33,400         -
Fair value of stock options issued for investment consulting services        16,000         -
Issuance of common stock for 401(k) matching contribution                    23,274    21,735
Issuance of common stock for 5% stock dividend                                    -   152,768

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

       In February, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounts Standards No. 128, "Earnings per Share" (FAS
128) which is effective for financial statements issued for periods ending after December 15, 1997. Had the provisions of FAS 128 been applied to earnings for the quarters ended September 30, 1997 and 1996, the earnings per share presentation would have been as follows:

                                                           1997        1996
                                                        ----------  ----------
       Basic earnings per common share:
       Continuing operations                            $     0.09  $     0.08
       Discontinued operations                                   -       (0.05)
                                                        ----------  ----------
                                                        $     0.09  $     0.03
                                                        ==========  ==========
       Weighted average number of shares outstanding     3,383,838   3,218,879
                                                        ==========  ==========

       Diluted earnings per common share:
       Continuing operations                            $     0.07  $     0.07
       Discontinued operations                                   -       (0.04)
                                                        ----------  ----------
                                                        $     0.07  $     0.03
                                                        ==========  ==========
       Weighted average number of shares outstanding     4,488,395   3,884,993
                                                        ==========  ==========

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS
130) and No. 131, "Disclosure about Segments of an Enterprise and Related Information" (FAS 131). FAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. FAS 131 establishes standards for the way public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both FAS 130 and FAS 131 are effective for periods beginning after December 15, 1997. Neither FAS 130 nor FAS 131 is expected to have a material impact on the Company's financial statements.



              (THE REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK)

                      LA-MAN CORPORATION AND SUBSIDIARIES


           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ----------------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

       The following discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations set forth in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997, filed with the Securities and Exchange Commission on September 25, 1997, which discussion is incorporated herein by reference.

       Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-QSB may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to be different materially from those anticipated by the Company's management. The Private Securities Litigation Reform Act of 1995 (the "1995 Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on form 10-QSB are made pursuant to the 1995 Act. For more information on the potential factors which could affect the Company's financial results, reference should be made to the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

       The results of operations for the three months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year. The Company is continuously exploring acquisition candidates and plans to continue to grow through acquisitions as well as internally. Management is currently in various stages of acquisition discussions with several companies. If any of these acquisitions are ultimately consummated during the current fiscal year, operating results in future quarters could be significantly different from the operating results for the quarter ended September 30, 1997. However, all of these discussions to date have been on the basis of no dilution to the present shareholders.

       Certain non-recurring events make comparison of fiscal 1997 results to fiscal 1998 results arduous. Specifically, the Company recognized a gain of $260,000 on the sale of three billboards during the second quarter of fiscal 1997. This sale removed the Company from the billboard business and no similar gains are expected in the current fiscal year. Furthermore, in fiscal 1997, the Company was able to recognize the tax benefit of certain net operating loss carryovers which resulted in an effective tax rate for the year of negative 19%. In fiscal 1998, while the benefits of some net operating losses are still
available, the benefits are significantly reduced from fiscal 1997.   As a
result, the effective tax rate for fiscal 1998 is expected to be between 18% and 25% compared to the negative 19% rate in the prior year. The actual effective tax rate is dependant upon several factors, but will increase as earnings increase.


THREE MONTHS ENDED SEPTEMBER 30, 1997 VS. SEPTEMBER 30, 1996
------------------------------------------------------------

       The Company's sales for the quarter ended September 30, 1997 increased by $867,510, or 21% over the same quarter in the prior year. Operating income increased by $107,425, or 36%, and income from continuing operations before provision for income taxes increased by $88,718, or 33%. Certain net operating losses used during the prior fiscal year, but not available in the current fiscal year, resulted in the provision for income taxes increasing to $70,000 for the quarter ended September 30, 1997 compared to $0 in the prior year.
After the provision for income taxes, income from continuing operations increased $18,718, or 7%, from 1996 to 1997. A loss from the operation of a discontinued segment in the prior year reduced net income by $155,990. All costs associated with this discontinued segment have been previously recognized and net income for the quarter ended September 30, 1997 increased by $174,708, or 151%, over the same period in the prior year. Earnings per share increased by $.01 from continuing operations and by $.06 after discontinued operations from 1996 to 1997.

       Each of the Company's operating divisions contributed to the increase in sales over the prior year. The institutional sign division's sales totaled $2,256,993 for the quarter ended September 30, 1997 - an increase of $436,856, or 24% over the same period in the prior year. The custom sign manufacturing division reported a $380,559, or 19%, increase in sales from $1,955,441 for the quarter ended September 30, 1996 to $2,336,000 for the quarter ended September 30, 1997. The filtration division's sales totaled $488,354 for the quarter ended September 30, 1997 compared to $438,259 for the quarter ended September 30, 1996 - an increase of $50,095, or 11%.

       The Company has recently made several changes that have contributed to these increased sales and that are expected to continue to increase sales in future periods. J.M. Stewart Corporation (JMS), the institutional sign division, has begun marketing its products to government installations, primarily military bases, and has recently entered into various contracts which improve the division's ability to make sales to the government. These multi-year contracts, among various other provisions, reduce the governmental "red-tape" and permit governmental installations to purchase signs from JMS without obtaining other competitive bids which would normally be required. In addition, JMS has increased its product line to include LED and wedge-based signs. Don Bell Industries (DBI), the custom sign division, has a current backlog of orders to be filled that is higher than ever before at this time of the year. The winter months are historically slow for DBI and this backlog should help to improve this historically slow period. DBI has recently entered into an exclusive distribution agreement with a west coast producer of state-of-the-art, wedge-based, colored lens systems to market its products on an exclusive basis in seven southeastern states and on a nonexclusive basis worldwide. This agreement not only accelerates DBI's entry into this market, but does so with the most spectacular products on the market and at a cost of entry substantially less than continuing to develop a stand-alone DBI wedge-based product. The filtration division has undergone dramatic changes in its marketing methods over the past several months. Additional field representatives have been added, trade show attendance has been expanded, advertising has increased, communication with existing distributors has been enhanced, a proactive program to add distributors has been commenced and incentives have been provided to distributors who stock inventory.

       The overall gross profit margin for the quarter ended September 30, 1997 was 47% of sales compared to 46% of sales for the same quarter in the prior year. This increase is attributable to increased margins at DBI where gross profit margins have improved from 30% in 1996 to 34% in 1997. Margins at JMS dropped slightly from 60% last year to 58% this year due to vendor price increases that could not be passed on to customers. The filtration division's gross margins remained consistent at 60%.

       Operating expenses for the quarter ended September 30, 1997 were $1,987,106 - an increase of $348,693, or 21%, over the September 30, 1996 operating expenses of $1,638,413. The increased operating expenses are primarily a result of increases in selling costs designed to increase sales. Operating income increased by $107,425, or 36%, from the quarter ended September 30, 1996 to the quarter ended September 30, 1997 due to increased sales and gross profit margins which exceeded the increase in operating expenses. JMS and DBI increased operating income by $75,967 and $63,134, respectively, while the filtration and corporate divisions reduced operating income by $4,198 and $27,478, respectively.

       Income from continuing operations before provision for income taxes increased $88,718, or 33% from the quarter ended September 30, 1996 to the quarter ended September 30, 1997. JMS and DBI contributed $77,390 and $39,151 to the increase, respectively. The filtration division had a slight decrease of $3,520 in income before taxes as a result of increased selling expenses. Corporate expenses increased, primarily due to increased health insurance costs, which further reduced consolidated pre-tax income by $24,303.

       Income from continuing operations increased by $18,718, or 7%, from the quarter ended September 30, 1996 to the quarter ended September 30, 1997. Income tax expense for the current quarter was

$70,000 compared to no tax expense in the 1996 quarter. In the prior year, fiscal 1997, the Company was able to recognize the tax benefit of certain net operating loss carryovers which resulted in an effective tax rate for the year of negative 19%. In fiscal 1998, while the benefits of some net operating losses are still available, the benefits are significantly reduced from fiscal 1997. As a result, the effective tax rate for fiscal 1998 is expected to be between 18% and 25% compared to the negative 19% rate in the prior year. The actual effective tax rate is dependant upon several factors, but will increase as earnings increase.

       In December 1996, the Company discontinued the operations of Vision Trust Marketing, Inc. (VTM), its long-distance telephone marketing subsidiary. Losses from VTM for the quarter ended September 30, 1996 were $155,990. As a result, net income, after the provision for discontinued operation, increased by $174,708, or 151%, from the quarter ended September 30, 1996 to the quarter ended September 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       Net cash used for continuing operating activities for the quarter ended September 30, 1997 was $240,597. Net income for the period provided cash of $472,022 net of non-cash charges for depreciation and amortization, stock contributions to the Company's 401(k) plan, the realization of deferred income, the change in deferred income taxes and the tax benefit of stock option exercises. This cash provided was offset by a net change of $712,619 in the Company's operating assets and liabilities. A total of $8,316 in cash was used in the wind down of the discontinued segment.

       Net cash used for investing activities for the quarter ended September 30, 1997 was $73,206 of which $101,793 was used for capital expenditures and $28,587 was provided by the Certified acquisition. Certified was acquired via the assumption of liabilities, so no cash was used to make the acquisition.

       Net cash provided by financing activities for the quarter ended September 30, 1997 was $288,455. On August 28, 1997 the Company obtained a letter of credit from SouthTrust Bank, N.A. and issued an aggregate of its $2.5 million Variable/Fixed Rate Credit Enhanced Notes (Notes) secured by such letter of credit. Of this amount, $2,005,318 was used to pay off existing Company debt and $167,604 was used to pay debt issue costs. The remaining $327,078 was cash proceeds to the Company. This refinancing of the Company's long-term debt resulted in a reduction in maturities over the next five fiscal years of approximately $1.4 million and a reduction in the interest rates being paid by the Company of approximately 2.0%. The Company paid additional debt issue costs of $19,121 from available cash. Other financing activities included payments of notes payable and capital lease obligations of $77,625 and $9,061, respectively and net proceeds from the sale of stock of $67,184 upon the exercise of certain outstanding stock options.

       The Company has a $1,300,000 revolving bank line of credit. Advances on the credit line carry an interest rate of 1% over prime. The line of credit, which is renewable, initially matures August 1, 1999, and is collateralized by property, accounts receivable and inventory, and subsidiary guarantees. The loan agreement contains covenants which require the Company to maintain certain financial and operating ratios. At October 30, 1997, the Company had no outstanding advances on this line of credit.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM  1.  LEGAL  PROCEEDINGS.
-----------------------------

       As discussed in Note 5 to the Condensed Consolidated Financial Statements included in Part I of the Report, the Company filed a lawsuit on April 16, 1997 in a dispute with MCI Telecommunications, Inc.

ITEM 2. CHANGES IN SECURITIES.
------------------------------

       Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
----------------------------------------

       Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY - HOLDERS.
------------------------------------------------------------

       Not applicable.

ITEM 5. OTHER INFORMATION.
--------------------------

       Not applicable.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM 8-K.
-----------------------------------------------

       Not applicable.


                                   SIGNATURES
                                   ----------

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LA-MAN CORPORATION

October 30, 1997                      By: /s/ J. William Brandner
                                         ----------------------------------
                                         J. William Brandner, President & Chief
                                         Executive Officer

                                      By: /s/ Todd D. Thrasher
                                         ----------------------------------
                                         Todd D. Thrasher, Vice President &
                                         Treasurer, Chief Financial Officer and
                                         Chief Accounting Officer