Form 10QSB
period 1997-12-31
LA MAN CORPORATION
filed 1998-02-13
CIK 718660

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          --------------------------

                                 FORM   10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

               For the Quarterly Period Ended December 31, 1997
                        Commission file number 0-14427

                          --------------------------

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

                          --------------------------

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No



  As of February 13, 1998, 3,597,369 shares of Common Stock were outstanding.

                       PART I  -  FINANCIAL INFORMATION
                      LA-MAN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                           December 31,
                                                                               1997
                                                                           ------------
                                   ASSETS
Current Assets:
 Accounts receivable:
  Trade, less allowance for doubtful accounts of $225,644                    $2,542,615
  Other                                                                         129,245
 Inventories                                                                  1,104,546
 Costs and estimated earnings in excess
  of billings on uncompleted contracts                                          160,680
 Prepaid expenses                                                               443,481
 Deferred taxes                                                                 297,000
                                                                            -----------
   Total current assets                                                       4,677,567
                                                                            -----------
Property, plant and equipment, net                                            3,116,515
                                                                            -----------

Other assets:
  Intangible, less accumulated amortization                                   2,931,148
  Deferred taxes                                                                  2,500
  Other                                                                         316,440
                                                                            -----------
   Total other assets                                                         3,250,088
                                                                            -----------
                                                                            $11,044,170
                                                                            ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $  586,771
  Customer deposits                                                             568,843
  Accrued expenses                                                              759,415
  Deferred income                                                                19,257
  Current portion of long-term debt                                             360,000
  Current portion of obligations under capital leases                            28,808
                                                                            -----------

   Total current liabilities                                                  2,323,094

Long-term liabilities:
  Borrowings against line of credit                                             461,000
  Long-term debt, less current portion                                        2,890,000
  Obligations under capital leases, less current portion                          6,166
                                                                            -----------
   Total liabilities                                                          5,860,260
                                                                            -----------

Stockholders' equity:
  Common stock                                                                    3,597
  Additional paid-in capital                                                  6,565,339
  Accumulated deficit                                                        (1,205,026)
                                                                            -----------

   Total stockholders' equity                                                 5,363,910
                                                                            -----------

                                                                            $11,044,170
                                                                            ===========

     See accompanying notes to condensed consolidated financial statements.

                      LA-MAN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                              Six Months Ended          Three Months Ended
                                                 December 31,               December 31,
                                           -----------------------   -----------------------
                                               1997         1996         1997       1996
                                           ----------   ----------   ----------   ----------

Sales                                      $9,771,147   $7,823,279   $4,689,800    $3,609,442
Costs of sales                              5,327,422    4,180,160    2,638,843     1,902,973
                                           ----------   ----------    ---------    ----------

Gross profit                                4,443,725    3,643,119    2,050,957     1,706,469
Operating expenses                          3,937,168    3,265,540    1,950,062     1,627,127
                                           ----------   ----------    ---------    ----------
Income from operations                        506,557      377,579      100,895        79,342
                                           ----------   ----------    ---------    ----------

Other income (expense):
  Interest income                              48,873       49,497       22,694        25,618
  Interest expense                           (118,955)    (102,385)     (47,467)      (52,675)
  Gain (loss) on sales of
    assets, net                                 3,150      264,562        3,150       265,705
  Other                                        20,013          659       20,013           287
                                           ----------   ----------    ---------    ---------
                                              (46,919)     212,333       (1,610)      238,935
                                           ----------   ----------    ---------    ----------


Income from continuing operations
 before provision for income taxes            459,638      589,912       99,285       318,277
Provision (benefit) for income taxes           98,000     (128,725)      28,000      (128,725)
                                           ----------   ----------    ---------    ----------
Income from continuing operations             361,638      718,637       71,285       447,002

Discontinued operations:
  Loss from operations of discontinued
     operations                                     -     (279,928)           -      (123,938)
  Provision for losses on discontinued
     operations                                     -     (373,015)           -      (373,015)
                                           ----------   ----------    ---------    ----------
Net income (loss)                          $  361,638   $   65,694    $  71,285    $  (49,951)
                                           ==========   ==========   ==========    ==========


Basic Earnings Per Common Share:
  Continuing operations                    $      .10   $      .21    $     .02    $      .13
  Discontinued operations                           -         (.19)           -          (.14)
                                           ----------   ----------    ---------    ----------
Net income (loss) per share                $      .10   $      .02    $     .02    $     (.01)
                                           ==========   ==========   ==========    ==========

Diluted Earnings Per Common Share:
  Continuing operations                    $      .08   $      .18    $     .02    $      .11
  Discontinued operations                           -         (.16)           -          (.11)
                                           ----------   ----------    ---------    ----------
Net income (loss) per share                $      .08   $      .02    $     .02    $        -
                                           ==========   ==========   ==========    ==========


Weighted average number of shares
  outstanding:
  Basic                                     3,572,578    3,414,347    3,592,122     3,449,064
                                           ==========   ==========   ==========    ==========

  Diluted                                   4,801,469    4,243,916    4,854,020     4,285,474
                                           ==========   ==========   ==========    ==========

     See accompanying notes to condensed consolidated financial statements.

                      LA-MAN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                       Six Months Ended
                                                                                          December 31,
                                                                                  ---------------------------
                                                                                    1997              1996
                                                                                  ---------         ---------
Cash flows from operating activities:
 Net income                                                                       $ 361,638         $  65,694
 Adjustments to reconcile net income to net cash
  used for operating activities:
   Loss from discontinued operations                                                      -           652,943
   Depreciation and amortization                                                    245,003           225,613
   Gain on disposal of property and equipment                                        (3,150)         (264,562)
   Contribution of common stock to 401(k) plan                                       51,192            40,995
   Realization of deferred income                                                   (19,989)          (32,435)
   Change in deferred income taxes                                                   75,500          (150,000)
   Tax benefit on exercise of stock options                                          15,000                 -
   Changes in assets and liabilities:
    Accounts receivable, trade                                                     (324,370)         (208,842)
    Other receivables                                                                57,685            87,493
    Inventories                                                                    (104,587)         (371,661)
    Prepaid expenses                                                                (50,153)           48,276
    Accounts payable                                                               (232,188)         (148,952)
    Customer deposits                                                               (60,700)           (4,226)
    Accrued expenses                                                               (450,230)         (199,240)
                                                                                  ---------         ---------
Net cash used for continuing operating activities                                  (439,349)         (258,904)
                                                                                  ---------         ---------
Net cash used for discontinued operating activities                                 (19,139)         (227,350)
                                                                                  ---------         ---------
Cash flows from investing activities:
  Purchase of property, plant and equipment                                        (530,999)         (187,337)
  Net cash received from acquisition of Certified Maintenance Services, Inc.         28,587                 -
  Proceeds from sales of assets                                                       3,150           343,643
  Other                                                                                   -           (20,477)
                                                                                  ---------         ---------
Net cash provided by (used for) investing activities                               (499,262)          135,829
                                                                                  ---------         ---------
Cash flows from financing activities:
  Net change in line of credit borrowings                                           461,000           300,100
  Proceeds from issuance of notes payable, net of debt issue costs                  302,705                 -
  Principal payments on notes payable                                               (85,956)          (53,305)
  Proceeds from exercise of stock options and warrants, net of issuance costs        62,677            18,750
  Payments on capital lease obligations                                             (13,989)           (4,949)
                                                                                  ---------         ---------
Net cash provided by financing activities                                           726,437           260,596
                                                                                  ---------         ---------
Decrease in cash                                                                   (231,313)          (89,829)
Cash, beginning of period                                                           231,313           112,727
                                                                                  ---------         ---------
Cash, end of period                                                               $       -         $  22,898
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

       The results of operations for the six months and three months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - ACQUISITIONS

       On July 1, 1997, the Company acquired all of the outstanding common stock of Certified Maintenance Services, Inc. ("Certified") for the assumption of Certified's net liabilities of approximately $600,000. The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $600,000, which has been accounted for as goodwill and is being amortized over its estimated life of 40 years. The operating results of Certified are included in the Company's consolidated results of operations from the date of acquisition.


NOTE 3  -  INVENTORIES

       Inventories at the end of interim periods are based on perpetual inventory records. Inventories consist of the following at December 31, 1997:

            Raw materials and work in progress  $  935,294
            Finished goods                         169,252
                                                ----------
                                                $1,104,546
                                                ==========

NOTE 3 -  UNCOMPLETED CONTRACTS

       The costs and estimated earnings in excess of billings on uncompleted contracts consists of the following at December 31, 1997:

            Costs incurred on uncompleted contracts    $406,555
            Estimated earnings                          144,425
                                                       --------

                                                        550,980
            Billings to date                           (390,300)
                                                       --------

                                                       $160,680
                                                       ========


NOTE 5 -  REVOLVING LINE OF CREDIT

       The Company has a $1,300,000 revolving bank line of credit. Advances on the credit line carry an interest rate of 1% over prime. The line of credit, which is renewable, initially matures August 1, 1999 and is collateralized by property, accounts receivable and inventory, and subsidiary guarantees. The loan agreement contains covenants which require the Company to maintain certain financial and operating ratios. At December 31, 1997, $461,000 was outstanding against this line of credit.


NOTE 6 -  LONG TERM DEBT

       On August 28, 1997, the Company obtained a letter of credit from a national bank and issued notes payable secured by that letter of credit in the amount of $2.5 million. The notes bear interest at a variable rate (which, including the effect of amortization of finance costs, was an effective rate of approximately 7.0% at December 31, 1997). Approximately $2.1 million of the proceeds were used to pay off all previously outstanding Company debt, including debt assumed in the Certified acquisition, except for the Company's 8%, $750,000 convertible note payable. Interest payments are due on the notes on a monthly basis with annual principal payments due each August through the 2012 maturity date.


NOTE 7 -  LEGAL PROCEEDINGS AND DISCONTINUED OPERATIONS

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

       Because VTM is no longer contracted to market MCI long distance services, its sole line of business, the Company discontinued the operations of VTM in December 1996. Sales for VTM for the six months ended December 31, 1996 amounted to $249,000. Losses totaling $284,000 for the write-down of VTM's assets to net realizable value were recognized in December 1996.

NOTE 8 -  CAPITAL STOCK

       Activity in the Company's equity accounts for the six months ended December 31, 1997 consists of the following:

       A total of 19,772 shares of common stock valued at $51,192 were contributed to the Company's 401(k) plan

       Outstanding stock options were exercised for the issuance of a total of 85,796 shares of the Company's common stock. These exercises contributed a total of $77,677 to the Company's equity, net of issuance costs and tax benefits to the Company.

       Executive bonuses totaling $33,400 were paid via the issuance of 13,047 shares of the Company's common stock

       An option to acquire 52,500 shares of the Company's common stock for $2.62 per share was issued for consulting services. The $16,000 fair value of this option was recorded as additional paid-in capital.

       A total of 167,885 shares of common stock were issued on December 1, 1997 to pay a five percent stock dividend. The $577,524 value of the shares issued was reclassified from retained earnings to common stock and additional paid in capital. Net income per share for periods prior to the stock dividend have been retroactively restated to reflect the effects of the stock dividend.


NOTE 9 -  CHANGE IN ACCOUNTING METHOD

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share"
(FAS 128) effective for financial statements issued for periods ending after December 15, 1997. Accordingly, the Company adopted the provisions of FAS 128 for the period ending December 31, 1997. FAS 128 simplifies the standards for computing earnings per share and makes them comparable to international earnings per share standards. Earnings per share for prior periods have been restated under the provisions of the new standard.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

       The following summarizes noncash investing and financing transactions during the six months ended December 31, 1997 and 1996:

                                                                            1997       1996
                                                                         ----------  --------
Debt refinancing                                                         $2,005,318  $      -
Debt issue costs paid from notes payable                                    167,605         -
Assumption of liabilities for net assets of
   Certified Maintenance Services, Inc.                                     596,656         -
Common stock issued for payment of incentive bonuses                         33,400         -
Fair value of stock options issued for investment consulting services        16,000         -
Issuance of common stock for 401(k) matching contribution                    51,192    40,995
Issuance of common stock for 5% stock dividend                              577,524   152,768

NOTE 11 -  RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS
130) and No. 131, "Disclosure about Segments of an Enterprise and Related Information" (FAS 131). FAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. FAS 131 establishes standards for the way public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both FAS 130 and FAS 131 are effective for periods beginning after December 15, 1997. Neither FAS 130 nor FAS 131 are expected to have a material impact on the Company's financial statements.



             (THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

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

       The results of operations for the six months and three months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year. The Company is continuously exploring acquisition candidates and plans to continue to grow through acquisitions as well as internally. Management is currently in various stages of acquisition discussions with several companies. If any of these acquisitions are ultimately consummated during the current fiscal year, operating results in future quarters could be significantly different from the operating results for the six months and three months ended December 31, 1997. However, all of these discussions to date have been on the basis of no dilution to the present shareholders.

       Certain non-recurring events make comparison of fiscal 1997 results to fiscal 1998 results arduous. Specifically, the Company recognized a gain of $265,000 on the sale of three billboards during the second quarter of fiscal 1997. This sale removed the Company from the billboard business and no similar gains are expected in the current fiscal year. Furthermore, in fiscal 1997, the Company was able to recognize the tax benefit of certain net operating loss carryovers which resulted in an effective tax rate for the year of negative 19%. In fiscal 1998, while the benefits of some net operating losses are still
available, the benefits are significantly reduced from fiscal 1997.   As a
result, the effective tax rate for fiscal 1998 is expected to be between 18% and 25% compared to the negative 19% rate in the prior year. The actual effective tax rate is dependant upon several factors, but will increase as earnings increase.


SIX MONTHS ENDED DECEMBER 31, 1997 VS. DECEMBER 31, 1996
--------------------------------------------------------

       The Company's sales for the six months ended December 31, 1997 increased by $1,947,868, or 25% over the same period in the prior year. Operating income increased by $128,978, or 34% while income from continuing operations, before the provision for income taxes, decreased by $130,274, or 22% due to a non-recurring $265,000 gain on the sale of certain equipment in the prior year. Certain net operating losses used during the prior fiscal year, but not available in the current fiscal year, resulted in the provision for income taxes increasing to a $98,000 expense for the six month period ended December 31, 1997 compared to a tax credit of $128,725 for the same period in the prior year. As a result of the non-recurring gain on the sale of equipment and the income tax credit not being available in the current year, income from continuing operations decreased by $356,999, or 50%. A loss from discontinued operations of $652,943 in the prior year reduced net income for the six month period ended December 31, 1996. All costs associated with this discontinued segment were recognized prior to December 31, 1996 and net income for the six months ended December 31, 1997 increased by $295,944, or 450% over the same period in the prior year. Basic earnings per common share increased by $.08 while basic earnings per common share from continuing operations decreased by $.11. Over the same periods, diluted earnings per common share increased by $.06 and diluted earnings per common share from continuing operations decreased by $.10.

       Each of the Company's operating divisions contributed to the increase in sales over the prior year. The institutional sign division's sales totaled $4,285,132 for the six months ended December 31, 1997--an increase of $657,139, or 18% over the same period in the prior year. The custom signage division, which includes both the manufacturing and maintenance of custom signs, reported a $1,168,635, or 35% increase in sales from $3,390,365 for the six months ended December 31, 1996 to $4,559,000 for the six months ended December 31, 1997. Approximately $560,000 of the increased sales at the custom signage division derived from service and maintenance which was aided by the July 1997 acquisition of Certified Maintenance Services, Inc. The filtration division's sales totaled $927,015 for the six months ended December 31, 1997 compared to $804,921 for the six months ended December 31, 1996--an increase of $122,094, or 15%.

       New products and new marketing techniques, as well as the July 1997 acquisition of Certified Maintenance Services, Inc., drove the 25% sales growth.

       In mid 1997, the institutional sign division began marketing its products to government installations, primarily military bases, and has entered into various contracts which improve the division's ability to make sales to the government. These multi-year contracts, amongst various other functions, reduce the governmental "red-tape" and permit governmental installations to purchase signs without obtaining other competitive bids which would normally be required. For the six months ended December 31, 1997, sales to government installations totaled $192,000 In addition, the division increased its product line to include LED and wedge-based message center signs. These product lines contributed $339,000 to sales for the six months ended December 31, 1997.

       In June 1997 the custom sign division created a marketing department dedicated to creating sales leads through product awareness and promotion. The marketing department now coordinates direct mail marketing, trade show attendance, and other sales lead development procedures that were previously managed by the sales staff. In addition, the division has added wedge-based color message centers and video boards to its product line via an exclusive distribution agreement with Electronic Sign Corporation (d/b/a Ad Art). The distribution agreement gives the custom sign division exclusive rights to market Ad Art's wedge-based product in seven southeastern states and on a nonexclusive basis worldwide. This agreement has not only accelerated the Company's entry into the wedge-based market, but has done so with the most spectacular products on the market and at a cost of entry substantially less than developing its own wedge-based product. The first product manufactured under this agreement was delivered in December 1997. Additional orders have been received with delivery dates scheduled throughout the remainder of the fiscal year. The sales leads being created by the new marketing department and the addition of the new wedge-based product line have combined with the additional service and maintenance sales derived from the Certified Maintenance Services, Inc. acquisition to increase sales at the division by 35%.

       In April 1997, the filtration division dramatically changed its marketing methods. Additional field representatives were added, trade show attendance was expanded, advertising was increased, communication with distributors was enhanced, and a proactive program to add distributors was enacted. These new marketing methods resulted in the 15% growth in sales at the division.

       The gross profit margin for the six months ended December 31, 1997 was 45.5% compared to 46.6% for the same period in the prior year. The decrease in gross margins is attributable to lower margins at the institutional sign division where margins dropped from 59.3% for the six month ended December 31, 1996 to 57.8% for the six months ended December 31, 1997. The decreased margins at the division result from vendor price increases that could not be passed through to customers as well as reduced margins on the new LED and wedge-based product lines. While these product lines have a higher overall selling price than the traditional, florescent, back-lit signs sold by the division, they cannot be sold competitively at the traditional 60% gross profit margins. The drop in gross margins at the institutional sign division was offset by slight increases in margins at both the custom sign and filtration divisions.

       Operating expenses for the six months ended December 31, 1997 were $3,937,168 - an increase of $671,628, or 21% over the same period in the prior year. Approximately $316,000 of the increase in operating expenses represents an increase in selling expenses which totaled approximately $1,593,000 for the six months ended December 31, 1997 and $1,277,000 for the six month ended
December 31,  1996.   The increased selling expenses are a function of the
increased sales as selling expenses amounted to 16.3% of sales in both the 1997 and 1996 periods. General and administrative expenses account for the remaining increase in operating expenses of approximately $355,000. The acquisition of Certified Maintenance Services, Inc. has contributed significantly to the increased general and administrative expenses as the increased service and maintenance sales have required additional office personnel and related overhead costs. In addition, employee health insurance costs increased significantly as well as expenditures to promote the common stock of the Company.

       Income from operations for the six months ended December 31, 1997 totaled $506,557 compared to $377,579 for the same period in the prior year - an increase of $128,978, or 34%. Both the institutional sign and custom sign divisions had increases in income from operations with the institutional sign division increasing by $98,395, or 25% and the custom sign division increasing by $113,466, or 66%. Income from operations at the filtration division decreased by $7,182, or 3% due to increased costs of the new marketing plan that is expected to increase sales at a more rapid rate as the plan becomes fully implemented. In addition, increases in corporate operating expenses increased the corporate division's loss from operations by $75,701, or 17%.

       Despite the 34% increase in income from operations, income from continuing operations decreased by $356,999, or 50% from $718,637 ($.21 per share; $.18 per share, diluted) for the six months ended December 31, 1996 to $361,638 ($.10 per share; $.08 per share, diluted) for the six months ended December 31, 1997. In the prior year period, the Company realized a non-recurring gain of $265,000 ($.08 per share; $.06 per share, diluted) on the sale of three billboards that were owned by the Company. These were the only billboards owned by the Company and their sale in November 1996 removed the Company from this non-core business. In addition, the prior year period included a tax credit of $128,725 ($.04 per share; $.03 per share, diluted) which was available as a result of net operating loss carryovers. In the current year, while the benefits of some net operating losses are still available, the benefits are significantly reduced from the prior year. As a result, income tax expense totaling $98,000 ($.03 per share; $.02 per share, diluted) was recorded for the six month period ended December 31, 1997 for an effective tax rate of 21%.

       Net Income for the six months ended December 31, 1997 totaled $361,638 ($.10 per share; $.08 per share, diluted) compared to net income of $65,694 ($.02 per share) for the six months ended December 31, 1996 - an increase of $295,944 ($.08 per share; $.06 per share, diluted), or 450%. In the prior year period, net income was reduced by losses totaling $652,943 ($.19 per share; $.16 per share, diluted) on discontinued operations. The loss from discontinued operations resulted from the operating and wind-down costs of the Company's long-distance telephone marketing subsidiary, Vision Trust Marketing, Inc., which was discontinued in November, 1996.


THREE MONTHS ENDED DECEMBER 31, 1997 VS. DECEMBER 31, 1996
----------------------------------------------------------

       Sales for the quarter ended December 31, 1997 increased by $1,080,358, or 30% over the same period in the prior year. Operating income increased by $21,553, or 27% while income from continuing operations, before the provision for income taxes, decreased by $218,992, or 69% due to a non-recurring $265,000 gain on the sale of certain equipment in the prior year. Certain net operating losses used during the prior year quarter, but not available in the current quarter, resulted in the provision for income taxes increasing to a $28,000 expense for the quarter ended December 31, 1997 compared to a tax credit of $128,725 for the same period in the prior year. As a result of the non-recurring gain on the sale of equipment and the income tax credit not being available in the current year, income from continuing operations decreased by $375,717, or 84%. A loss from discontinued operations of $496,953 in the prior year reduced net income for the quarter ended December 31, 1996. All costs associated with this discontinued segment were recognized prior to December 31, 1996 and net income for the quarter ended December 31, 1997 increased by $121,236 over the same period in the prior year. Basic earnings per common share increased by $.03 while basic earnings per common share from continuing operations decreased by $.11. Diluted earnings per common share increased by $.02 and diluted earnings per common share from continuing operations decreased by $.09.

       Each of the Company's operating divisions contributed to the increase in sales over the prior year. The institutional sign division's sales totaled $2,028,139 for the quarter ended December 31, 1997 - an increase of $220,283, or 12% over the same period in the prior year. The custom signage division, which includes both the manufacturing and maintenance of custom signs, reported a $788,076, or 55% increase in sales from $1,434,924 for the quarter ended December 31, 1996 to $2,223,000 for the quarter ended December 31, 1997. Approximately $293,000 of the increased sales at the custom signage division have derived from service and maintenance which was aided by the July 1997 acquisition of Certified Maintenance Services, Inc. The filtration division's sales totaled $438,661 for the quarter ended December 31, 1997 compared to $366,662 for the quarter ended December 31, 1996 - an increase of $71,999, or 20%.

       The gross profit margin for the quarter ended December 31, 1997 was 43.7% compared to 47.3% for the same period in the prior year. The decrease in gross margins is attributable to lower margins at the institutional and custom sign divisions where gross margins dropped by 1.2% and 2.6%, respectively, from the quarter ended December 31, 1996 to the quarter ended December 31, 1997. These decreases were offset by a 2.9% increase in gross margins at the filtration division.

       Operating expenses for the quarter ended December 31, 1997 were $1,950,062 - an increase of $322,935, or 20% over the same period in the prior year. Approximately $123,000 of the increase in operating expenses represents an increase in selling expenses, which totaled approximately $772,000 for the quarter ended December 31, 1997 and $649,000 for the quarter ended December 31, 1996. General and administrative expenses accounted for the remaining increase in operating expenses of approximately $200,000. The acquisition of Certified Maintenance Services, Inc. has contributed significantly to the increased general and administrative expenses. In addition, employee health insurance costs and stock promotion costs have increased over the prior year period.

       Income from operations for the quarter ended December 31, 1997 totaled $100,895 compared to $79,342 for the same period in the prior year - an increase of $21,553, or 27%. Both the institutional sign and custom sign divisions had increases in income from operations with the institutional sign division increasing by $22,428, or 13% and the custom sign division increasing by $50,332, or 167%. Income from operations at the filtration division decreased by $2,984, or 3% and increases in corporate operating expenses increased the corporate division's loss from operations by $48,223, or 23%.

       Despite the 27% increase in income from operations, income from continuing operations decreased by $375,717, or 84% from $447,002 ($.13 per share; $.11 per share, diluted) for the quarter ended December 31, 1996 to $71,285 ($.02 per share) for the quarter ended December 31, 1997. In the prior year period, the Company realized a non-recurring gain of $265,000 ($.08 per share; $.06 per share, diluted) on the sale of three billboards that were owned by the Company. These were the only billboards owned by the Company and their sale in November 1996 removed the Company from this non-core business. In addition, the prior year period included a tax credit of $128,725 ($.04 per share; $.03 per share, diluted) which was available as a result of net operating loss carryovers. In the current year, while the benefits of some net operating losses are still available, the benefits are significantly reduced from the prior year. As a result, income tax expense totaling $28,000 was recorded for the quarter ended December 31, 1997 for an effective tax rate of 28%.

       Net Income for the quarter ended December 31, 1997 totaled $71,285 ($.02 per share) compared to a net loss of $49,951 ($.01 per share; $.00 per share, diluted) for the quarter ended December 31, 1996 - an increase of $121,236 ($.03 per share; $.02 per share, diluted). In the prior year period, net income was reduced by losses on discontinued operations totaling $496,953 ($.14 per share; $.11 per share, diluted). The loss from discontinued operations resulted from the operating and wind-down costs of the Company's long-distance telephone marketing subsidiary, Vision Trust Marketing, Inc., which was discontinued in November, 1996.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       Net cash used for continuing operating activities for the six months ended December 31, 1997 was $439,349. Net income for the period provided cash of $725,194 net of non-cash charges for depreciation and amortization, gains on fixed asset sales, stock contributions to the Company's 401(k) plan, the realization of deferred income, the change in deferred income taxes and the tax benefit of stock option exercises. This cash provided was offset by a net change of $1,164,543 in the Company's operating assets and liabilities. A total of $19,139 in cash was used in the wind down of the discontinued segment.

       Net cash used for investing activities for the six months ended December 31, 1997 was $499,262. Capital expenditures during the period totaled $530,999 which includes expenditures of approximately $370,000 to acquire and renovate two buildings to be used for the production of institutional signs. Currently, signs sold by the institutional sign division are manufactured by a third party manufacturer. Renovations on the new buildings continue and in-house production of institutional signs is expected to begin during fiscal

1998. The cash used for capital expenditures was offset by $3,150 received from the sale of assets and $28,587 in cash acquired in the Certified acquisition. Certified was acquired via the assumption of liabilities, so no cash was used to make the acquisition.

       Net cash provided by financing activities for the six months ended December 31, 1997 was $726,437. On August 28, 1997 the Company obtained a letter of credit from SouthTrust Bank, N.A. and issued an aggregate of its $2.5 million Variable/Fixed Rate Credit Enhanced Notes (Notes) secured by such letter of credit. Of this amount, $2,005,318 was used to pay off existing Company debt and $167,604 was used to pay debt issue costs. The remaining $327,078 was cash proceeds to the Company. This refinancing of the Company's long-term debt resulted in a reduction in principal maturities over the next five fiscal years of approximately $1.4 million and a reduction in the interest rates being paid by the Company of approximately 2.0%. The Company paid additional debt issue costs of $24,373 from available cash. Other financing activities included payments on notes payable and capital lease obligations of $85,956 and $13,989, respectively and net proceeds from the sale of stock of $62,677 upon the exercise of certain outstanding stock options. In addition, borrowings against the Company's line of credit increased by $461,000 during the period.

       The Company has a $1.3 million revolving bank line of credit. Advances on the credit line carry an interest rate of 1% over prime. The line of credit, which is renewable, initially matures August 1, 1999 and is collateralized by property, accounts receivable and inventory, and subsidiary guarantees. The loan agreement contains covenants which require the Company to maintain certain financial and operating ratios. At February 12, 1998, the Company had advances totalling $465,000 outstanding against this line of credit. At the close of each business day, all available cash is used to pay down the outstanding line of credit balance. Therefore, the Company's balance sheet contains no cash at December 31, 1997. All immediate cash needs are automatically funded from the remaining credit available under the line of credit agreement.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM  1.  LEGAL  PROCEEDINGS.
-----------------------------

       As discussed in Note 7 to the Condensed Consolidated Financial Statements included in Part I of the Report, the Company filed a lawsuit on April 16, 1997 in a dispute with MCI Telecommunications, Inc.

ITEM 2.  CHANGES IN SECURITIES.
------------------------------

       Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
----------------------------------------

       Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY - HOLDERS.
------------------------------------------------------------

       [A] The Company held its 1997 annual meeting of shareholders (the "1997 Annual Meeting") on October 30, 1997.

       [B] Proxies for the 1997 Annual Meeting were solicited by the Company's management pursuant to Regulation 14A under the Exchange Act, there was no solicitation in opposition to management's nominees for election of directors as listed in the Company's September 30, 1997 Proxy Statement delivered in connection with the 1997 Annual Meeting, and all of such nominees were elected.

       [C] At the Annual Meeting, 10 persons were elected to serve as directors of the Company until the next annual meeting of shareholders and until their successors are elected and qualified, and the Company's shareholders ratified the appointment of BDO Seidman, LLP, as independent auditors of the Company for the June 30, 1998 fiscal year. The number of votes cast for, against or withheld, as well as the number of abstentions (including broker non-votes), as to each of such matters was as follows:

                                      Votes    Votes     Votes        Votes
                                       For     Against  Withheld   Abstaining
                                    ---------  -------  --------   ----------
  Gary Donald Bell                  2,843,243     0       2,293       1,012
  J. William Brandner               2,843,243     0       2,293       1,012
  R. Van Bogan                      2,843,243     0       2,293       1,012
  Edwin M. Freakley                 2,843,243     0       2,293       1,012
  Thomas N. Grant                   2,843,243     0       2,293       1,012
  Philip Howe Hoard                 2,843,243     0       2,293       1,012
  Lester Jacobs                     2,843,243     0       2,293       1,012
  William A. Retz                   2,843,243     0       2,293       1,012
  Robert M. Smither                 2,843,243     0       2,293       1,012
  J. Melvin Stewart                 2,843,243     0       2,293       1,012
  Ratification of appointment of
   BDO Seidman, LLP                 2,866,969     0           0       9,551

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

                                      LA-MAN CORPORATION

Date: February 13, 1998               By:     /s/ J. William Brandner
                                         --------------------------------------
                                         J. William Brandner, President & Chief
                                         Executive Officer

                                      By:  /s/ Todd D. Thrasher
                                         ---------------------------------------
                                         Todd D. Thrasher, Vice President &
                                         Treasurer, Chief Financial Officer and
                                         Chief Accounting Officer