Form 10QSB
period 1998-03-31
LA MAN CORPORATION
filed 1998-05-14
CIK 718660

==========================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     ---------------------------------------------------------------


                                 FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

For the Quarterly Period
Ended March 31, 1998                        Commission file number 0-14427

      ---------------------------------------------------------------


                               LA-MAN CORPORATION
             (Exact name of registrant as specified in its charter)


NEVADA                                     38-2286268
(State or other jurisdiction               (I.R.S. Employer
of incorporation or other organization)     Identification  Number)

          5029 EDGEWATER DRIVE, ORLANDO, FLORIDA 32810 (407) 521-7477 (Address, including zip code, and telephone number, including area code, of registrant's office)
      ---------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days.                       [x] Yes  [ ] No



     As of May 13, 1998, 4,665,332 shares of Common Stock were outstanding.
==========================================================================

                       PART I  -  FINANCIAL INFORMATION
                      LA-MAN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                                     March 31,
                                                                                        1998
                                                                                     ------------
                            ASSETS
Current Assets:
 Cash                                                                                 $    7,369
 Accounts receivable:
  Trade                                                                                6,312,964
  Other                                                                                  267,659
 Inventories                                                                           4,236,599
 Costs and estimated earnings in excess of billings on uncompleted contracts             830,457
 Prepaid expenses                                                                      1,260,056
 Deferred taxes                                                                          584,584
                                                                                     ------------
     Total current assets                                                             13,499,688
                                                                                     ------------

Property, plant and equipment, net                                                     6,041,442
                                                                                     ------------


Other assets:
  Intangible, less accumulated amortization                                            8,620,818
  Other                                                                                  283,420
                                                                                     ------------

     Total other assets                                                                8,904,238
                                                                                     ------------

                                                                                     $28,445,368
                                                                                     ============


                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                    $2,814,551
  Customer deposits                                                                      963,195
  Accrued expenses                                                                     2,698,509
  Deferred income                                                                          8,752
  Current portion of long-term debt                                                      425,080
  Current portion of obligations under capital leases                                    241,373
                                                                                     ------------

     Total current liabilities                                                         7,151,460

Long-term liabilities:
  Borrowings against line of credit                                                    3,280,057
  Long-term debt, less current portion                                                 7,511,845
  Obligations under capital leases, less current portion                                 207,405
  Deferred taxes                                                                         138,750
                                                                                     ------------
     Total liabilities                                                                18,289,517
                                                                                     ------------


Stockholders' equity:
  Common stock                                                                             4,657
  Additional paid-in capital                                                          11,029,841
  Accumulated deficit                                                                   (878,647)
                                                                                     ------------


     Total stockholders' equity                                                       10,155,851
                                                                                     ------------


                                                                                     $28,445,368
                                                                                     ============

     See accompanying notes to condensed consolidated financial statements.

                      LA-MAN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                          Nine Months Ended           Three Months Ended
                                               March 31,                  March 31,
                                      -------------------------    --------------------------
                                           1998        1997           1998            1997
                                       -----------  -----------    ----------      ----------

Sales                                  $17,681,019   $11,626,030    $7,909,872      $3,802,751
Costs of sales                          10,330,262     6,021,752     5,002,840       1,841,592
                                       -----------   -----------    ----------      ----------

Gross profit                             7,350,757     5,604,278     2,907,032       1,961,159
                                       -----------   -----------    ----------      ----------


Operating expenses:
  Selling                                2,643,412     1,913,215     1,050,512         637,170
  General and administrative             3,503,180     2,997,668     1,187,063       1,029,461
  Other                                     42,167        36,338        14,016          15,050
                                       -----------   -----------    ----------      ----------

Total operating expenses                 6,188,759     4,947,221     2,251,591       1,681,681
                                       -----------   -----------    ----------      ----------

Income from operations                   1,161,998       657,057       655,441         279,478

Other income (expense):
  Interest income                           74,370        79,969        25,497          30,472
  Interest expense                        (247,661)     (167,276)     (128,706)        (64,891)
  Gain (loss) on sales of
  assets, net                                4,542       260,003         1,392          (4,559)
  Other                                     19,770         3,024          (243)          2,365
                                       -----------   -----------    ----------      ----------

Income from continuing operations
 before provision for income taxes       1,013,019       832,777       553,381         242,865
Provision (benefit) for income taxes       324,000      (140,623)      226,000         (11,898)
                                       -----------   -----------    ----------      ----------

Income from continuing operations          689,019       973,400       327,381         254,763

Discontinued operations:
  Loss from operations of discontinued
     operations                                  -      (279,928)            -               -
  Provision for losses on
  discontinued operations                        -      (373,015)            -               -
                                       -----------    ----------    ----------      ----------

Net income                                $689,019      $320,457      $327,381        $254,763
                                        ==========    ==========     =========       =========

Basic Earnings Per Common Share:
  Continuing operations                      $0.19         $0.28         $0.08           $0.07
  Discontinued operations                        -         (0.19)            -               -
                                       -----------   -----------    ----------      ----------

Net income per share                         $0.19         $0.09         $0.08           $0.07
                                       ===========    ==========     =========       =========


Diluted Earnings Per Common Share:
  Continuing operations                      $0.15         $0.24         $0.07           $0.07
  Discontinued operations                        -         (0.15)            -               -
                                       -----------   -----------    ----------      ----------


Net income per share                         $0.15         $0.09         $0.07           $0.07
                                        ==========    ==========     =========       =========


Weighted average number of shares
outstanding:
  Basic                                  3,694,692     3,428,742     3,944,349       3,459,878
                                        ==========    ==========    ==========      ==========

  Diluted                                5,052,273     4,272,933     5,393,894       4,121,986
                                        ==========     =========    ==========      ==========

     See accompanying notes to condensed consolidated financial statements.

                      LA-MAN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                               Nine Months Ended
                                                                                   March 31,
                                                                              ------------------------
                                                                                  1998       1997
                                                                             -------------  ----------

Cash flows from operating activities:
 Net income                                                                    $   689,019   $ 320,457
 Adjustments to reconcile net income to net cash
  used for operating activities:
   Loss from discontinued operations                                                     -     652,943
   Depreciation and amortization                                                   414,455     343,492
   Gain on disposal of property and equipment                                       (4,542)   (260,003)
   Contribution of common stock to 401(k) plan                                      75,645      55,309
   Realization of deferred income                                                  (30,494)    (43,303)
   Change in deferred income taxes                                                 112,510    (150,000)
   Tax benefit on exercise of stock options                                         17,750           -
   Changes in assets and liabilities:
    Accounts receivable, trade                                                  (1,407,847)   (535,273)
    Other receivables                                                              121,433      71,718
    Inventories                                                                    121,462    (324,983)
    Prepaid expenses                                                              (591,342)    (25,805)
    Accounts payable                                                            (1,259,350)   (385,138)
    Customer deposits                                                              154,299      19,028
    Accrued expenses                                                              (161,251)     91,649
                                                                             -------------  ----------
Net cash used for continuing operating activities                               (1,748,253)   (169,909)
                                                                              -------------  ----------


Net cash used for discontinued operating activities                                (22,157)   (242,912)
                                                                              ------------- ----------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                       (657,156)   (224,913)
  Payment for purchase of Ad Art, net of cash received                          (3,033,155)          -
  Net cash received from acquisition of Certified Maintenance Services, Inc.        28,587           -
  Proceeds from sales of assets                                                      4,542     343,643
  Other                                                                             99,221      (2,087)
                                                                              -------------  ----------

Net cash provided by (used for) investing activities                            (3,557,961)    116,643
                                                                              -------------  ----------


Cash flows from financing activities:
  Net change in line of credit borrowings                                          258,814     375,100
  Proceeds from issuance of notes payable, net of debt issue costs               3,695,462           -
  Principal payments on notes payable                                              (92,039)    (80,638)
  Proceeds from exercise of stock options and warrants, net of issuance costs       87,334      18,750
  Proceeds from sales of common stock, net of issue costs                          970,000           -
  Net change in capital lease obligations                                          184,856     (13,417)
                                                                              -------------  ----------

Net cash provided by financing activities                                        5,104,427     299,795
                                                                              -------------  ----------


Increase (decrease) in cash                                                       (223,944)      3,617
Cash, beginning of period                                                          231,313     112,727
                                                                              -------------  ----------

Cash, end of period                                                           $      7,369   $ 116,344
                                                                              ============   ==========

     See accompanying notes to condensed consolidated financial statements.

                      LA-MAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  BASIS OF PRESENTATION

       The financial information included herein is unaudited and does not include all of the information and disclosures required by generally accepted accounting principles; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations for the interim periods. Certain reclassifications have been made in the prior year financial statements to conform to the current presentation. This report should be read in conjunction with the Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997.

       The results of operations for the nine months and three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - ACQUISITIONS

       On February 18, 1998, the Company acquired all of the outstanding common stock of Electronic Sign Corporation (dba Ad Art) ("Ad Art") in exchange for 810,000 shares of the Company's $.001 par value common stock and $3,000,000. Additional costs of the acquisition, including legal and other fees, totaled $242,550. The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of the net assets acquired amounted to approximately $5,550,000, which has been accounted for as goodwill and is being amortized over its estimated life of 40 years. The operating results of Ad Art are included in the Company's consolidated results of operations from the date of acquisition.

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

NOTE 3 -  INVENTORIES

       Inventories at the end of interim periods are based on perpetual inventory records. Inventories consist of the following at March 31, 1998:

            Raw materials and work in progress    $3,775,003
            Finished goods                           461,596
                                                  ----------
                                                  $4,236,599
                                                  ==========


NOTE 4 -  UNCOMPLETED CONTRACTS

       The costs and estimated earnings in excess of billings on uncompleted contracts consists of the following at March 31, 1998:

            Costs incurred on uncompleted contracts    $1,978,553
            Estimated earnings                            699,244
                                                       ----------
                                                        2,677,797
            Billings to date                           (1,847,340)
                                                       ----------
                                                       $  830,457
                                                       ==========


NOTE 5 -  REVOLVING LINE OF CREDIT

       The Company has a $1,300,000 revolving line of credit. Advances on the credit line carry an interest rate of 1% over prime. The line of credit, which is renewable, initially matures August 1, 1999 and is collateralized by property, accounts receivable and inventory, and subsidiary guarantees. The loan agreement contains covenants which require the Company to maintain certain financial and operating ratios. At March 31, 1998, $241,000 was outstanding against this line of credit.

       The Company, through its Ad Art Subsidiary, has an additional $5,000,000 revolving line of credit. Advances on the credit line carry an interest rate of 1.5% over prime. The line of credit, which is renewable, initially matures March 31, 2000 and is collateralized by accounts receivable and inventory of Ad Art and a guarantee by the Company. At March 31, 1998, $3,039,000 was outstanding against this line of credit.

NOTE 6 - LONG TERM DEBT

       On August 28, 1997, the Company obtained a letter of credit from a national bank and issued notes payable secured by that letter of credit in the amount of $2.5 million. The notes bear interest at a variable rate (which, including the effect of amortization of finance costs, was an effective rate of approximately 7.0% at March 31, 1998). Approximately $2.1 million of the proceeds were used to pay off all previously outstanding Company debt, including debt assumed in the Certified acquisition, except for the Company's 8%, $750,000 convertible note payable. Interest payments are due on the notes on a monthly basis with annual principal payments due each August through the 2012 maturity date.


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


NOTE 8 -  CAPITAL STOCK

       Activity in the Company's equity accounts for the nine months ended March 31, 1998 consists of the following:

       A total of 27,623 shares of common stock valued at $75,645 were contributed to the Company's 401(k) plan

       Outstanding stock options were exercised for the issuance of a total of 96,204 shares of the Company's common stock. These exercises contributed a total of $102,334 to the Company's equity, net of issuance costs and tax benefits to the Company.

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

       The acquisition of Ad Art, and the related financing for the acquisition resulted in the following equity transactions:
       . A total of 810,000 shares of common stock valued at $3,337,200 were issued to certain of the prior shareholders of Ad Art.
       . A total of 231,482 shares of common stock were sold for total proceeds, net of issuance costs, of $970,000 to the Company.
       . Warrants with a fair value totaling $108,250 were issued for consulting and loan acquisition fees associated with the acquisition


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


NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

       The following summarizes noncash investing and financing transactions during the nine months ended March 31, 1998 and 1997:

                                                                   1998      1997
                                                                ---------- ----------

Debt refinancing                                                $2,005,318  $      -
Debt issue costs paid from notes payable                           167,605         -
Assumption of liabilities for net assets of
   Certified Maintenance Services, Inc.                            596,656         -
Common stock issued for payment of incentive bonuses                33,400         -
Fair value of stock options and warrants issued for services       124,250         -
Issuance of common stock for 401(k) matching contribution           75,645    40,995
Issuance of common stock for 5% stock dividend                     577,524   152,768
Stock issued for acquisition of Ad Art                           3,337,200         -


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

       The results of operations for the nine months and three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. The Company is continuously exploring acquisition candidates and plans to continue to grow through acquisitions as well as internally.
Management is currently in various stages of acquisition discussions with several companies. If any of these acquisitions are ultimately consummated during the current fiscal year, operating results in future quarters could be significantly different from the operating results for the nine months and three months ended March 31, 1998.

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


NINE MONTHS ENDED MARCH 31, 1998 VS. MARCH 31, 1997
---------------------------------------------------

       Sales for the nine month period ended March 31, 1998 increased by $6,054,989, or 52% over the same period in the prior year. Operating income increased by $504,941, or 77% while income from continuing operations, before the provision for income taxes, increased by $180,242, or 22%, despite a non-recurring $265,000 gain on the sale of certain equipment in the prior year. Certain net operating losses used during the prior fiscal year, but not available in the current fiscal year, resulted in the provision for income taxes increasing to a $324,000 expense for the nine month period ended March 31, 1998 compared to a tax credit of $140,623 for the same period in the prior year. As a result of the non-recurring gain on the sale of equipment and the income tax credit not being available in the current year, income from continuing operations decreased by $284,351, or 29% for the nine month period. A loss from discontinued operations of $652,943 in the prior year reduced net income for the nine months ended March 31, 1997. All costs associated with this discontinued segment were recognized prior to December 31, 1996 and net income for the nine months ended March 31, 1998 increased by $368,562, or 115% over the same period in the prior year. Basic earnings per common share increased by $.10 while basic earnings per common share from continuing operations decreased by $.09 on an 8% increase in the weighted average shares outstanding from 3,428,742 for the nine months ended March 31, 1997 to 3,694,692 for the nine months ended March 31, 1998. Over the same periods, diluted earnings per common share increased by $.06 and diluted earnings per common share from continuing operations decreased by $.09 on an 18% increase in weighted average shares outstanding from 4,272,933 for the nine months ended March 31, 1997 to 5,052,273 for the nine months ended March 31, 1998.

       Each of the Company's operating divisions, as well as the February 18, 1998 acquisition of Ad Art, contributed to the increase in sales over the prior year. Institutional display sales increased by $438,830, or 8%, from $5,322,210 in the nine months ended March 31, 1997 to $5,761,040 in the nine months ended March 31, 1998. Custom display and related maintenance sales increased by $5,423,182, or 107%, from $5,090,423 in the nine months ended March 31, 1997 to $10,513,605 in the nine month ended March 31, 1998. Of this increase, approximately $4,300,000 resulted from the acquisition of Ad Art on February 18, 1998 and approximately $800,000 resulted from the acquisition of Certified on July 1, 1997. Without the effects of the acquisitions, custom display and related maintenance sales increased by approximately $323,000, or 6% from the 1997 period to the 1998 period. Filter sales increased by $192,977, or 16%, from $1,213,397 in the nine months ended March 31, 1997 to $1,406,374 in the nine months ended March 31, 1998.

       Without regard to the increased sales resulting from the acquisition of Certified and Ad Art, the Company's sales from existing operations increased by approximately $1,000,000, or 8% from the nine months ended March 31, 1997 to the nine months ended March 31, 1998. These increased sales resulted from new products and new marketing techniques.

       In mid 1997, the institutional display division began marketing its products to government installations, primarily military bases, and has entered into various contracts which improve the division's ability to make sales to the government. These multi-year contracts, amongst various other functions, reduce the governmental "red-tape" and permit governmental installations to purchase signs without obtaining other competitive bids which would normally be required. For the nine months ended March 31, 1998, sales to government installations totaled $198,615. In addition, the division increased its product line to include LED and wedge-based message center signs. These product lines contributed $350,736 to sales for the nine months ended March 31, 1998

       In June 1997 the custom display division created a marketing department dedicated to creating sales leads through product awareness and promotion. The marketing department now coordinates direct mail marketing, trade show attendance, and other sales lead development procedures that were previously managed by the sales staff. In addition, the division has added wedge-based and LED color message centers and video boards to its product line. Sales from these products for the nine months ended March 31, 1998 totaled $1,429,432, including $1,170,114 from Ad Art.

       In April 1997, the filtration division dramatically changed its marketing methods. Additional field representatives were added, trade show attendance was expanded, advertising was increased, communication with distributors was enhanced, and a proactive program to add distributors was enacted. These new marketing methods have resulted in the 16% growth in sales at the division.

       The gross profit margin for the nine months ended March 31, 1998 was 41.6% compared to 48.2% for the same period in the prior year. The decrease in gross margin is, in part, a result of a shift in the product mix to include a greater percentage of custom displays as a result of the Ad Art acquisition. In the prior nine month period, 44% of sales were from custom displays, 46% from institutional displays, and 10% from filters. In the current nine month period, custom displays contributed 59% of sales with institutional displays and filters contributing 33% and 8%, respectively. Gross profit margin on custom displays have historically been 25% to 35% compared to gross profit margins on institutional displays and filters of 55% to 60%. Therefore, a shift in the product mix to include a greater percentage of custom displays will result in an overall lower gross profit margin. For the nine months ended March 31, 1998 and 1997, the gross profit margin on custom displays was 30% and 34%, respectively; the gross profit margin on institutional displays was 58% and 60%, respectively; and the gross profit margin on filters was 59% and 56%, respectively.

       Operating expenses for the nine months ended March 31, 1998 were $6,188,759 including operating expenses from Ad Art of $576,753. The increased operating expenses consist of a $730,197 increase in selling expenses ($421,297 from Ad Art), a $505,512 increase in general and administrative expenses ($155,456 from Ad Art) and a $5,829 increase in other operating expenses. Without the effects of Ad Art, these are increases of 16% in selling expenses, 12% in general and administrative expenses, and 13% in overall operating expenses. The increase in selling expenses is consistent with the increase in sales. Selling expenses were 16% of sales for the nine months ended March 31, 1997 and 15% of sales for the nine months ended March 31, 1998. Selling expenses are consistently a higher percentage of sales for the institutional display operation than for the custom display operations. For the nine months ended March 31, 1998, selling expenses were 21% of institutional display sales compared to 22% of sales in the year-earlier period. On custom displays (excluding the effects of Ad Art), selling expenses were 12% of sales for the nine months ended March 31, 1998 and 11% of sales for the nine months ended March 31, 1997.

       The increase in general and administrative expenses results primarily from costs of employees and office space necessary to support the increased sales as well as increased general and administrative expenses resulting from the acquisition of Certified on July 1, 1997. The operations of Certified were merged with the Company's existing maintenance operations and, while this resulted in an increase in employees and office space, the general and administrative expenses directly attributable to the Certified acquisition are not identifiable.

       Income from operations for the nine months ended March 31, 1998 totaled $1,161,998 (including $837,750 from Ad Art), an increase of 77% over the same period in the prior year. Without the effects of Ad Art, income from operations would have decreased by $332,809, or 51% from the nine months ended March 31, 1997 to the nine months ended March 31, 1998. This decrease consists of increases from the institutional display and filter operations of $4,904 (1%) and $62,046 (19%) and decreases from the custom display division (exclusive of the effect of Ad Art) and corporate operations division of $325,000 (71%) and $74,759 (11%), respectively.

       The $325,000 decrease in income from operations from the custom display division (exclusive of the effects of Ad Art) resulted despite a 21% increase in sales because of lower gross profits and increased operating expenses. Without the effect of Ad Art, the gross profit margin on custom display and the related maintenance sales dropped from 34% for the nine months ended March 31, 1997 to 28% for the nine months ended March 31, 1998 resulting in gross profit dollars increasing only nominally. Furthermore, selling expenses increased by 23% on the increased sales and general and administrative expenses increased by 34%. The decreased margins and increased expenses are primarily attributable to the effect of assimilating the operations of Certified into the previously existing custom display and maintenance operation upon the acquisition of Certified on July 1, 1997. The acquisition of Certified has contributed significantly to increased sales and given the Company an entry position in the national sign and lighting maintenance market. However, the sales and pricing policies initially inherited from Certified resulted in low, or even negative gross margins on many of the sales. Furthermore, the increase in the size of the Company's maintenance department resulted in increased operating expenses. Since the acquisition, management has revised the pricing structure of all maintenance work, eliminated unprofitable customers and services and reduced operating overhead for the maintenance division. These changes have slowly increased profit margins on maintenance work and are expected to continue to improve margins and operating results to those historically experienced by the Company prior to the Certified acquisition. In addition, much of the revenue generated from the Certified acquisition is from individual time and material jobs. The Company has begun converting recurring customers to a contract maintenance program where a flat monthly fee is paid for all sign and lighting maintenance. This recurring revenue stream has, historically, resulting in gross profit margins in excess of 32% on maintenance contracts that have been sold by the Company.

       Despite the 77% increase in operating income from the nine months ended March 31, 1997 to the nine months ended March 31, 1998, income from continuing operations decreased by 29% from $973,400 ($.28 per basic share or $.24 per diluted share) to $689,049 ($.19 per basic share $.15 per diluted share). This decrease, despite the operating income increase, is a result of a non-recurring gain of $265,000 ($.08 per basic share or $.06 per diluted share) on the sale of certain equipment in the prior nine month period and tax credits available in the 1997 period that were not available during the 1998 period. Because these tax credits were not available in the nine month period ended March 31, 1998, the effective tax rate increased to 32% in the 1998 period from a negative 17% in the 1997 period; or, an increase in income tax expense of $464,623 ($.13 per basic share or $.09 per diluted share).

       Net income for the nine months ended March 31, 1998 totaled $689,019 ($.19 per basic share or $.15 per diluted share) compared to net income of $320,457 ($.09 per share) for the nine months ended March 31, 1997 B an increase of $368,562 ($.10 per basic share or $.06 diluted share), or 115%. In the prior nine month period, net income was reduced by losses totaling $652,943 ($.19 per basic share or $.15 per diluted share) on discontinued operations. The loss from discontinued operations resulted from the operating and wind-down costs of the Company's long-distance telephone marketing subsidiary, Vision Trust Marketing, Inc., which was discontinued in November, 1996.


THREE MONTHS ENDED MARCH 31, 1998 VS. MARCH 31, 1997
----------------------------------------------------

       Sales for the quarter ended March 31, 1998 increased by $4,107,121, or 108% over the same period in the prior year. Operating income increased by $375,963, or 135% while income from continuing operations, before the provision for income taxes, increased by $310,516, or 128%. Certain net operating losses used during the prior fiscal year, but not available in the current fiscal year, resulted in the provision for income taxes increasing to a $226,000 expense for the quarter ended March 31, 1998 compared to a tax credit of $11,898 for the same period in the prior year. Net income increased by $72,618, or 29% from $254,763 ($.07 per share) for the quarter ended March 31, 1997 to $327,381 ($.08 per basic share or $.07 per diluted share) for the quarter ended March 31, 1998. The basic weighted average shares outstanding increased by 14% from 3,459,878 shares during the quarter ended March 31, 1997 to 3,944,349 shares during the quarter ended March 31, 1998. During the same period, diluted weighted average shares increased by 31% from 4,121,986 shares to 5,393,894 shares.

       The 108% increase in sales from the quarter ended March 31, 1997 to the quarter ended March 31, 1998 was solely the result of the February 18, 1998 acquisition of Ad Art which contributed sales of $4,352,605 for the quarter ended March 31, 1998. Without the effect of Ad Art, sales would have decreased by $245,484, or 6% from the 1997 quarter to the 1998 quarter. Sales from the Company's existing custom display and maintenance operation decrease by $98,058, or 6%, sales from the institutional display operation decreased by $218,309, or 13% and sales from the filter operation increased by $70,883, or 17%. The drop in sales at both the institutional and custom display operations resulted from the seasonally slow winter period being longer in the current year than in the prior year. The winter period is a seasonally slow period at the custom display operation due to its large dependence on sales to themed facilities which are tied to tourism seasonality. In 1998, the slow period did not recover until April, whereas March was much stronger in the prior year. Similarly, the institutional display division is slow during the winter due to an order slow down for church and school signs during the Christmas holidays and vacation periods as well as the result of bad weather conditions. In 1998, this seasonal slow down was exacerbated by several factor including El Nino. Both the custom display and institutional display operations have recovered from their seasonal slow downs subsequent to March 31, 1998 and are expected to resume their historical growth paths.

       The gross profit margin for the quarter ended March 31, 1998 was 36.8% compared to 51.6% for the same period in the prior year. The decrease in gross margin is, in part, a result of a shift in the product mix to include a greater percentage of custom displays as a result of the Ad Art acquisition. In the year-earlier quarter, 45% of sales were from custom displays, 45% from institutional displays, and 10% from filters. In the current quarter, custom displays contributed 75% of sales with institutional displays and filters contributing 19% and 6%, respectively. Gross profit margins on custom displays have historically been 25% to 35% compared to gross profit margins on institutional displays and filters of 55% to 60%. Therefore, a shift in the product mix to include a greater percentage of custom displays will result in an overall lower gross profit margin. For the quarter ended March 31, 1998 and 1997, the gross profit margin on custom displays and related maintenance was 29% and 42% respectively; the gross profit margin on institutional displays was 59% and 61%, respectively; and the gross profit margin on filters was 59% and 53%, respectively. The significant drop in gross profit margins on custom displays and the related maintenance resulted from various factors. The primary factors include the reduced margins on maintenance sales resulting from the assimilation of Certified into the existing operations and the acceptance of jobs at lower than normal gross profit margins so as to increase sales.

       Operating expenses for the quarter ended March 31, 1998 were $2,251,591 including operating expenses from Ad Art of $576,753. The increased operating expenses consist of a $413,342 increase in selling expenses ($421,297 from Ad
Art), a $157,602 increase in general and administrative expenses ($155,456 from Ad Art) and a $1,034 decrease in other operating expenses. Without the effects of Ad Art, selling expenses, general and administrative expenses, and overall operating expenses were essentially flat between the quarter ended March 31, 1998 and the quarter ended March 31, 1997.

       Income from operations for the quarter ended March 31, 1998 totaled $655,441 (including $837,750 from Ad Art), an increase of 135% over the same period in the prior year. Without the effects of Ad Art, income from operations would have decreased by $461,787, or 165% from the quarter ended March 31, 1997 to the quarter ended March 31, 1998. This decrease consists of decreases from the custom display division (exclusive of the effect of Ad Art) and institutional display divison of $438,466 (154%) and $93,491 (59%), respectively which were offset by an increase of $69,228 (93%) from the filter division.

       The decrease in operating income from the institutional sign operation is a direct result of the decreased sales and lower gross margins. The decrease in operating income from the custom display operation results from the lower sales and lower gross margins as well as the increased operating expenses from the July 1, 1997 Certified acquisition.


       Net income for the quarter ended March 31, 1998 totaled $327,381 ($.08 per basic share or $.07 per diluted share) compared to net income of $254,763 ($.07 per share) for the quarter ended March 31, 1997 -- an increase of $72,618 ($.01 per basic share or no change per diluted share), or 29%. The increase would have been even more significant but for the availability of tax credits in the year-earlier quarter. In the quarter ended March 31, 1998, tax benefits totaled $11,898 compared to a tax expense of $226,000 in the current year quarter -- an increase in income tax expense of $237,898 ($.06 per basic share or $.04 per diluted share).


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       Net cash used for continuing operating activities for the nine months ended March 31, 1998 was $1,748,253. Net income for the period provided cash of $1,274,343 net of non-cash charges for depreciation and amortization, gains on fixed asset sales, stock contributions to the Company's 401(k) plan, the realization of deferred income, the change in deferred income taxes and the tax benefit of stock option exercises. This cash provided was offset by a net change of $3,022,596 in the Company's operating assets and liabilities. A significant portion of the cash used in operating activities (approximately $1,000,000) was used to pay past due liabilities of Ad Art upon the acquisition. A total of $22,157 in cash was used in the wind down of the discontinued segment.

       Net cash used for investing activities for the nine months ended March 31, 1998 was $3,557,961. The primary used of investment cash was $3,033,155 in cash spent on the Ad Art acquisition, net of cash acquired. Capital expenditures during the period totaled $657,156 which includes expenditures of approximately $370,000 to acquire and renovate two buildings to be used for the production of institutional signs. Currently, signs sold by the institutional sign division are manufactured by a third party manufacturer. The issuance of permits for the construction of manufacturing facilities for institutional signage were delayed in the third quarter as a result of negotiations with local officials on requirements for certain environmental and aesthetic additions. Whereas the permits are still pending, construction is expected to be completed during the summer months. The cash used for capital expenditures was offset by $4,542 received from the sale of assets, $28,587 in cash acquired in the Certified acquisition and $99,221 from other sources. Certified was acquired via the assumption of liabilities, so no cash was used to make the acquisition.

       Net cash provided by financing activities for the nine months ended March 31, 1998 was $5,104,427. Proceeds from new debt during the period totaled
$3,695,462 net of debt issuance costs.   On August 28, 1997 the Company obtained
a letter of credit from SouthTrust Bank, N.A. and issued an aggregate of its $2.5 million Variable/Fixed Rate Credit Enhanced Notes (Notes) secured by such letter of credit. Of this amount, $2,005,318 was used to pay off existing Company debt and $167,604 was used to pay debt issue costs. The remaining $327,078 was cash proceeds to the Company. On March 2, 1998, the Company obtained convertible notes payable from affiliates of Renaissance Capital Group totaling $3,500,000 for the purpose of financing the Ad Art acquisition. The notes are convertible into the Company's common stock at a conversion rate of $4.75 per share. After debt issuance costs, the net proceeds to the Company were $3,368,384. In addition, the Company sold 231,482 shares of common stock to affiliates of Renaissance Capital Group for net proceeds, after issuance costs, of $970,000 which was also for the purpose of financing the Ad Art acquisition. Other financing activities during the period included proceeds from the exercises of stock options of $87,334 and increases in line of credit borrowings of $258,814 as well as cash proceeds of $184,856 from the refinancing of certain purchases through capital lease obligations, net of payments against capital lease obligations.

       The Company has a $1.3 million revolving bank line of credit. Advances on the credit line carry an interest rate of 1% over prime. The line of credit, which is renewable, initially matures August 1, 1999 and is collateralized by property, accounts receivable and inventory, and subsidiary guarantees. The loan agreement contains covenants which require the Company to maintain certain financial and operating ratios. At May 13, 1998, the Company had no borrowings outstanding against this line of credit.

       In addition, the Company, through its Ad Art Subsidiary, has an additional $5,000,000 revolving line of credit. Advances on the credit line carry an interest rate of 2.5% over prime. The line of credit, which is renewable, initially matures March 31, 2000 and is collateralized by accounts receivable and inventory of Ad Art and a guarantee by the Company. At May 13, 1998, $3,075,378 was outstanding against this line of credit.



               (REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

PART II - OTHER INFORMATION
---------------------------


ITEM 1. LEGAL PROCEEDINGS.
--------------------------

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

       Not applicable

ITEM 5. OTHER INFORMATION.
--------------------------

       Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

       La-Man Corporation Current Report on Form 8-K dated as of February 18, 1998 with respect to the acquisition by La-Man Corporation of Electronic Sign Corporation.

       La-Man Corporation Current Report Amendment on Form 8-K/A filed with the Securities and Exchange Commission on April 28, 1998 containing the following financial statements and pro forma financial information:

        (a) Financial Statements of Business Acquired. The following documents were filed as part of this Report:


        ELECTRONIC SIGN CORPORATION AND SUBSIDIARY (DBA AD ART)
        Report of Independent Certified Public Accountants - Bartig, Basler and
          Ray, CPAs, Inc.
        Consolidated Balance Sheet as of December 31, 1997
        Consolidated Statements of Income and Retained Earnings for years ended
          December 31, 1997 and 1996
        Consolidated Statements of Cash Flows for years ended December 31, 1997 and 1996
        Notes to Consolidated Financial Statements


       (b) Pro Forma Financial Information. The following pro forma financial information was filed as part of this report:


       LA-MAN CORPORATION AND SUBSIDIARIES PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
       La-Man Corporation and Subsidiaries Pro Forma Consolidated Balance Sheet
         as of December 31, 1997
       La-Man Corporation and Subsidiaries Pro Forma Consolidated Statement of
         Income for year ended June 30, 1997
       La-Man Corporation and Subsidiaries Pro Forma Consolidated Statement of
         Income for the six months ended December 31, 1997
       La-Man Corporation and Subsidiaries Notes to Pro Forma Consolidated
         Financial Statements



SIGNATURES
----------

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LA-MAN CORPORATION

Date: February 13, 1998               By:     /s/ J. William Brandner
                                         -------------------------------------
                                         J. William Brandner, President & Chief
                                         Executive Officer

                                      By:  /s/ Todd D. Thrasher
                                         -------------------------------------
                                         Todd D. Thrasher, Vice President &
                                         Treasurer, Chief Financial Officer and
                                         Chief Accounting Officer