Form 10KSB
period 1998-06-30
LA MAN CORPORATION
filed 1998-09-28
CIK 718660

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

         For the fiscal year ended:              Commission file number:
               June 30, 1998                             0-14427

                               LA-MAN CORPORATION
                         DBA DISPLAY TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in Its Charter)

              NEVADA                                   38-2286268
     (State or other Jurisdiction                   (I.R.S. Employer
   of Incorporation or Organization)             Identification Number)

            5029 EDGEWATER DRIVE, ORLANDO, FL 32810   (407) 521-7477
   (Address, including zip code, of principal executive offices and telephone number, including area code of Issuer)

  Securities registered under Section 12(b) of the Act:  NONE

  Securities Registered under Section 12(g) of the Exchange Act: COMMON STOCK, $.001 PAR VALUE

   Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. [x] Yes [ ] No

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.    [ ]

  Issuer's revenues for its most recent fiscal year:  $32,478,018

  On September 23, 1998 the bid and ask prices of the common stock were $3.50 and $3.63, respectively, according to NASDAQ Small Cap Market quotations furnished by the National Quotation Bureau, Inc. The aggregate market value of the voting stock of the Issuer held by non-affiliates based on the average of the bid and ask prices on September 23, 1998 was $12,530,448.

  As of September 23, 1998, 4,931,750 shares of common stock were outstanding.

  Transitional Small Business Disclosure Format (check one):  [ ] Yes   [x] No

DOCUMENTS INCORPORATED BY REFERENCE

          The information required by Items 9 through 12 of Part III of this Report is incorporated by reference from the Issuer's definitive proxy statement filed in accordance with Rule 14a-01, Schedule 14A, in connection with the Issuer's October 29, 1998 meeting of shareholders which involves the election of directors.

                                     PART I


ITEM 1. BUSINESS.
-----------------

  La-Man Corporation dba Display Technologies, Inc., a Nevada corporation, was originally incorporated in Michigan on November 2, 1979 and remained substantially inactive until the autumn of 1980. On February 4, 1983, La-Man Corporation, a Nevada corporation ("the Company"), was formed and, pursuant to a Certificate of Merger filed on May 16,1983, the Michigan corporation was merged into the Nevada corporation. The Company's executive office is located at 5029 Edgewater Drive, Orlando, Florida 32810. Its telephone number is (407) 521-7477. The Company operates in two business segments: Image Enhancement Displays and Filtration.

  The Company began doing business under the fictitious name "Display Technologies, Inc." in September 1998. At the annual meeting of the Company's shareholders to be held on October 29, 1998, shareholders will be requested to consider and vote on Restated Articles of Incorporation of the Company changing the Company's corporate name to Display Technologies, Inc. and creating a new class of capital stock comprised of 50,000,000 shares of preferred stock. The new corporate name, if approved, will better identify the Company's principal business of designing and manufacturing electronic displays, message centers and other commercial signs. The Company's management believes that the new class of preferred stock, if approved, will enhance the Company's flexibility in connection with future acquisitions, financings, and other general corporate purposes. More information concerning the name change and the new class of preferred stock is contained in the Company's September 15, 1998 proxy statement sent to shareholders in connection with the October 29 annual meeting.

  The Company's direct wholly-owned subsidiaries include Ad Art Electronic Sign Corporation, a Florida corporation ("Ad Art"), Nevada SEMCO, Inc., a Nevada corporation ("SEMCO"), Don Bell Industries, Inc., a Florida corporation ("Don Bell"), Don Bell Industries of Nevada, Inc., a Nevada corporation ("Don Bell Nevada"), Vision Trust Marketing, Inc., a Florida corporation ("Vision") and Certified Maintenance Service, Inc., a Florida Corporation ("Certified"). The Company's indirect wholly-owned subsidiaries include J.M. Stewart Industries, Inc., a Florida corporation ("Stewart Industries"), and J.M. Stewart Corporation, a Florida corporation ("Stewart Corporation"), each of which is directly owned by SEMCO, and E.S.C. of Nevada, Inc., a Nevada corporation ("ESC Nevada), owned directly by Ad Art.

  Unless the context otherwise requires, the term "Company" hereinafter refers to La-Man Corporation, Ad Art, ESC Nevada, Certified, SEMCO and its subsidiaries Stewart Corporation and Stewart Industries, Don Bell, Don Bell Nevada, and Vision. The Company's Consolidated Financial Statements include the accounts of all subsidiaries. See the footnotes to the Company's Consolidated Financial Statements for information relating to the Company's industry segments.

ACQUISITION OF AD ART ELECTRONIC SIGN CORPORATION

  On February 18, 1998, the Company acquired all of the outstanding capital stock of Electronic Sign Corporation dba Ad Art, a California corporation, through the merger of the California corporation into a wholly-owned Florida subsidiary of the Company, whose name was subsequently changed to Ad Art Electronic Sign Corporation. In consideration of the merger, shareholders of the California corporation received a combination of $3,000,000 cash and 810,000 privately issued shares of the Company's common stock, with an additional 540,000 shares contingently issuable upon the attainment by Ad Art of certain annual net operating income levels for the fiscal year ending June 30, 1999. Ad Art designs and manufactures high quality electronic message centers and video display boards with sophisticated animation and instant replay capabilities. It is a major manufacturer of traditional and electronic signage across a broad range of industries and countries.

ACQUISITION OF CERTIFIED MAINTENANCE SERVICES, INC.

  On July 1, 1997, the Company acquired all of the outstanding shares of Certified in exchange for the assumption of Certified's net liabilities. Certified services indoor and outdoor signage and lighting. Through a network of subcontractors, as well as its own service fleet and staff, Certified specializes in providing service nationwide to multi-store retail outlets such as department stores, grocery stores, gas stations, office complexes and clothing outlets. Following the acquisition, the operations of Certified were merged with the installation and service operations of Don Bell to form a single operating division.

ACQUISITION OF DON BELL INDUSTRIES, INC.

  On September 7, 1995, the Company acquired all of the outstanding shares of Don Bell, a Port Orange, Florida manufacturer of commercial signs, in exchange for 275,000 privately issued shares of common stock, a $750,000 convertible note and cash of $360,000. The note, which is convertible into the Company's common stock at $4.53 per share, was paid down to $500,000 in September 1998. The remaining balance is payable in equal annual installments of $250,000 in each of the next two years of the note. Interest is payable semi-annually and the Company has a call feature at 105% of principal in year one reducing annually to 100% in year five. As an adjustment to the purchase price, additional notes payable totaling $626,477 were issued on January 31, 1997 to the previous owners of Don Bell. These notes were paid in full and retired with the proceeds of a refinancing of the Company's indebtedness on August 28, 1997.

ACQUISITION OF J.M. STEWART CORPORATION AND J. M. STEWART INDUSTRIES, INC.

  On January 6, 1994, the Company acquired Stewart Corporation and Stewart Industries through a merger of their parent company into SEMCO, in exchange for 316,923 privately issued shares of restricted common stock valued at $824,000 and $214,312 cash. The Company simultaneously competed a registered public offering of units of the Company's common stock and common stock purchase warrants for net proceeds of $1,353,431, of which $1,000,020 was used to retire debt of the acquired companies with the remainder applied to working capital.

ACQUISITION OF VISION TRUST MARKETING, INC.

  In November 1994, the Company purchased the outstanding shares of common stock of Vision, an authorized agent of MCI Telecommunications, Inc. ("MCI"). Under the terms of the acquisition agreement, La-Man canceled certain contractual advances due from Vision in the amount of $180,195 and assumed the net liabilities of Vision. It also entered into a consulting agreement with the prior owner of Vision and issued 70,000 newly issued shares of common stock under its 1994

Amended and Restated Employee and Consultant Stock Compensation Plan as consideration for consulting fees under the agreement.

  The Company operated Vision in Orlando, Florida offering long distance telephone services as an agent of MCI. The original contract between Vision and MCI for commercial long-distance customers was executed in 1994 and was restated and extended for a new five-year term in May 1996. This contract revision had been proposed by MCI in September 1995 and discussed with Vision over a period of eight months. In reliance on the new contract, Vision invested heavily in staff, facilities and equipment in anticipation of significant commission revenue as a result of the enhancements in the revised contract. In November 1996, the contracts between Vision and MCI were abruptly terminated by MCI. A lawsuit was filed by Vision on April 16, 1997 seeking the recovery of damages from MCI. Because the cancellation of the contract by MCI resulted in Vision no longer being contracted to market MCI long-distance services, its sole line of business, the Company discontinued the operations of Vision in December 1996.

PRINCIPAL PRODUCTS

  Image Enhancement Displays. The Company's display segment accounted for 94% and 90% of consolidated sales for 1998 and 1997, respectively, and includes the design, manufacture and sale of image enhancement displays by Ad Art and Don Bell, the sale of stock institutional signage by Stewart Corporation, the production of graphic arts and screen printed products by Stewart Industries and the service, maintenance and installation of lighting and signage by both Don Bell and Certified. None of Ad Art, Don Bell, Stewart Corporation or Certified is dependent upon a single customer or a few major customers, the loss of any one or more of which would have a material adverse effect on their respective operations. However, from time to time Ad Art and Don Bell enter into contracts of significant value that may represent more than 10% of their sales in any one particular year. Since these large contracts vary in amount from year to year and are not with the same customer or group of customers each year, the Company does not have a significant economic dependence upon a single customer or a few major customers.

       Ad Art  Ad Art designs and manufactures high quality electronic message
       ------
centers and video display boards with sophisticated animation and instant replay capabilities. It is a major manufacturer of traditional and electronic signage across a broad range of industries and countries. Aesthetically pleasing, durable and economical, Ad Art displays products are being utilized in the world's casinos, stadiums, restaurants, banks, auto malls and retail establishments.

  Ad Art is a recognized leader in state-of-the-art lamp-based video display boards. Its electronic video displays are found in many of the world's largest venues, including Hiram Bithorn Stadium in San Juan, Puerto Rico, Atanasio Giradot Stadium in Medellin, Columbia, and Chelsea Football Stadium in London. Since its debut at Super Bowl XXX in Tempe, Arizona, Ad Art's StadiaVision product has received critical acclaim for its crisp, bright display and video-replay capabilities. Ad Art's new LED (light emitting diode) video display boards have been installed in shopping centers and a board is being installed in the Hofheinz Pavilion at the University of Houston.

  Ad Art is a leader in the design, manufacture and installation of spectacular signs as typically viewed in Las Vegas, Nevada. Currently the gaming market is expanding rapidly in Atlantic City, along the Mississippi and on Native American land nationally. Among the successes designed and manufactured by Ad Art are the freestanding signs for Stardust, Frontier, Mirage, Treasure Island, MGM (currently the tallest in Las Vegas), and Monte Carlo. Ad Art manufactured a spectacular 195-foot tall sign for the Rio Hotel & Casino. This project contained a 50 x 100 foot electronic InfoVision(TM) display and is capable of displaying live video.

  Ad Art's new state-of-the art LED technology provides a video picture comparable to and, in daytime applications, exceeding the quality of conventional CRT displays. This enables Ad Art to compete for major installations, including sports stadium applications that have historically relied on the older and more expensive CRT (large scale television) technology. The LED's have a life several times longer than the CRT's with significantly less power consumption than incandescent lamp systems.

  Historically, Ad Art's core business has been selling to and servicing its well-established regional and national accounts in five broad customer categories: banks, fast food, merchants, oil companies and entertainment. Ad Art signs for market leaders like Wells Fargo Bank, McDonalds, Federal Express, Blockbuster Video, Pizza Hut, Chief Auto Parts, Office Depot, Texaco, Planet Hollywood, The Disney Store and many others can be seen virtually on any street
corner throughout U.S. and Canada.   Ad Art has been chosen by Federal Express
to implement its new "FedEx" logo in 1,600 sign locations worldwide. The reasons each of these $1mm+ accounts relies on Ad Art are its superior creative services combined with super-bright displays, quality of manufacture and competitive pricing.

       Don Bell  Don Bell  is a producer of electronic message centers, custom
       --------
designed identification systems and custom graphic systems for commercial clients. Don Bell specializes in developing and installing interior and exterior themed signage programs for shopping malls, parks, speedways, restaurants, vacation destinations and other facilities with a themed image.

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

  Both Don Bell and Certified provide installation, service and maintenance on interior and exterior lighting and signage. Prior to the acquisition of Certified on July 1, 1997, the majority of the service work performed by Don Bell was performed under five year maintenance agreements on signs sold by Don Bell. The acquisition of Certified expanded this business to include service on other manufacturer's signs as well as service of interior and exterior lighting.

  The service and installation department of Don Bell was merged with the operations of Certified to form a single service division within the Company. Through a network of subcontractors and its own fleet of service trucks in Port Orange, Orlando and Tampa, Florida, as well as Atlanta, Georgia and Las Vegas, Nevada, the Company specializes in providing service nationwide to multi-store retail outlets such as department stores, grocery stores, gas stations, office complexes and clothing outlets while continuing to sell service contracts on signs manufactured by Don Bell.

       Stewart Corporation  Stewart Corporation markets custom designed and
       -------------------
standard sign products specifically designed for outdoor use by institutional organizations such as churches, schools, civic organizations and governmental/military installations. The Company continually seeks markets in other institutional organizations. The sign products are backed by a 20-year comprehensive warranty, and warranty claims have historically been less than 1% of sales. The sign cabinets are constructed of heavy gauge aluminum extrusions which are welded at mitered corners. The exteriors are painted in various, selected customer colors utilizing high quality automotive paints. The formed faces of the signs are constructed of a polycarbonate product principally manufactured by General Electric under the product name Lexan. Lexan provides a sign face which is long lasting, weather and hazard resistant and extremely shatterproof. The actual design of the sign can be selected from various stock models which have been designed by Stewart Corporation or a sign may be custom designed by the customer with Stewart Corporation's assistance.

  The signs are internally illuminated by fluorescent lamps for night visibility, and have facing which permits the user to customize the message or announcement on the signs. The signs utilize a steel base plate which can be bolt mounted on a concrete, stone or steel pylon base, and signs are designed for ease of installation by the customer.

  Sign and sign component manufacturing historically have been carried out under Stewart Corporation's supervision by non-affiliated manufacturing and assembly businesses. The majority of the sign manufacture is now handled by one unaffiliated company, with a limited amount of manufacturing being fulfilled by affiliated companies. Drawings and specifications are submitted to the manufacturer, prices are negotiated and Stewart Corporation places individual orders with the vendor based on the agreed upon prices. Products are shipped directly to the customer from the third-party manufacturer and, consequently, Stewart Corporation does not maintain an inventory of stock signs at its facilities. The manufacturing process utilizes molds, the engineering and design of which are proprietary to Stewart Corporation.

  Stewart Industries produces graphic arts and screen printed products. Stewart Industries also uses computers to design and produce die cut vinyl letters, symbols, and logos for signs. Stewart Corporation purchases changeable screen printed copy letters and lettered signs for its church and school signs from Stewart Industries. These intercompany sales are eliminated in the consolidated financial statements.

  Filtration and Related Products. The filtration segment, which accounted for 6% and 10% of consolidated sales for 1997 and 1996, respectively, includes the manufacture and sale of a line of products which, when installed in compressed air lines, substantially reduce or totally eliminate water and condensate problems and most foreign contaminants, such as moisture, oil, dust, rust, and the like, in the air line. The Company also manufactures and markets replacement filters and filter materials for each of its filtration devices.
The Company assembles and ships all of its products from its owned facility in Port Orange, Florida. However, in order to minimize production costs, the actual components are manufactured by others using tooling owned by the Company.

  In the event that the shareholders approve the change of the Company's corporate name to Display Technologies, Inc. at the 1998 annual meeting, the Company intends to spin off its filtration division to a new, wholly-owned subsidiary that will continue to do business under the name La-Man Corporation.

PATENT AND TRADEMARK PROTECTION

  The Company is the owner of 10 U.S. patents: U.S. Reg. No. 4,464,186 relating to the Pneumatic Liquid Evaporator/Extractor (expires in the year 2001); No. 4,483,417 relating to the Pneuguard(R) Lubricator (expires in 2001); No. 4,487,618 relating to the Extractor/Dryer(R) (expires in 2001); No. 4,810,272 relating to the Air Inlet Valve Arrangement for Pneumatic Equipment (expires in
2006); No. Re32,989 (Reissue of No. 4,600,416) relating to the Air Line Vapor Trap (expires in 2003); No. 4,874,408 relating to a Liquid Drain Assembly (expires in 2006); No. 4,925,466 relating to a Filter Cartridge Assembly (expires in 2007); No. 5,030,262 relating to the Air Vapor Trap and Drain (expires in 2008); No. 5,114,443 relating to the Air Line Vapor Trap (expires in
2009) and No. 5,261,946 relating to the Air Line Vapor Trap With Air Warming System (expires in 2010).

  The Company also is the owner of nine foreign patents and patents applications: Canadian Nos. 1,206,889 relating to the Pneumatic Dryer (expires
2003), 1,197,477 relating to the Extractor/Dryer(R) (expires 2002),1,207,674 relating to the Pneuguard(R) Lubricator (expires 2003), and 1,267,057 relating to the Air Line Vapor trap (expires 2007), Canadian Patent Application No. 2,064,401 for the Air Line Vapor With Air Warming System; Japanese Patent Nos. 1,410,903 relating to the Airline Lubricator (expires 2002), and 1,899,252 relating to the Air Line Vapor Trap (expires 2001), Taiwanese Patent No. UM 55136 relating to the Air Inlet Valve Arrangement for Pneumatic Equipment (expires 2000), and Swedish Patent No. 101,861 relating to the Airline Lubricator (next renewal date July 13, 1997).

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

  Ad Art presently has applications pending with the U.S. Patent and Trademark Office for the following trademarks: INFOVISION(TM), STADIAVISION(TM), ARENAVISION(TM) and AD ART(TM) Design. All of the applications have been published, and are in various stages of the approval process. However, in view of the backlog in the U.S. Patent and Trademark Office, the Company will not know for a period of months whether any of the applications will face opposition.

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

MARKETING AND DISTRIBUTION

  Ad Art and Don Bell market all U.S. products through staffs of commissioned salespersons and commissioned independent sales contractors. Ad Art markets its products outside the United States through commissioned sales persons and independent sales representatives. The companies also participate in conventions, advertising programs and trade associations. Their long-time reputations as quality manufacturers are valued sources of sales leads.

  Stewart Corporation markets its signs by direct marketing efforts which include direct mail, telephone calls on prospective church, school and institutional customers, and direct calls made upon the procurement personnel of various national churches and church denominations, school board officials and school procurement personnel. Stewart Corporation also participates in church, school and governmental/military conventions, denominational meetings and other events attended by representatives of potential church, school and governmental/military customers. It advertises its products and services through church denominational publications and bulletins, and publications of schools, school boards and school administrative personnel.

   Stewart Corporation also markets products through joint venture and similar arrangements with the denominational headquarters of various organized churches. Under the joint venture marketing strategy, Stewart Corporation products are presented in denominational publications which are disseminated to member churches. Stewart Corporation is presented as an appointed supplier of the signs and related products and member churches are encouraged to purchase such products from Stewart Corporation. Stewart Corporation remits a commission to the denominational headquarters based upon product sales. Stewart Corporation also plans to utilize joint venture arrangements in sign marketing to schools to secure sign product endorsements from school boards and other administrative and governing bodies.

  Don Bell and Certified market service agreements through direct sales calls as well as the sale of five-year service agreements on signs manufactured by Don Bell. Through a network of subcontractors, as well as their own fleet of service trucks in Port Orange, Orlando, Tampa and Miami, Florida, as well as Atlanta, Georgia, Don Bell and Certified specialize in providing service nationwide to multi-store retail outlets such as department stores, grocery stores, gas stations, office complexes and clothing outlets. As a result, a significant portion of marketing is dedicated to direct sales calls on the corporate or regional headquarters of national retailers. In addition to national and regional sales, the companies market service to local retailers such as automobile dealers and shopping malls. They also cross market signage and lighting services to provide a full range of services to customers.

  The Company's filtration and lubrication business uses various techniques in marketing its products, such as trade media advertising, direct mail, attendance at trade shows and direct customer contact.

BACKLOG

  Customers of Ad Art and Don Bell place orders on an as-needed basis. Deposits of up to 50% with the orders are negotiated with customers. Delivery and installation are dependent on the size and customization required of the order and are usually completed within two months, except for long-term contracts. Ad Art and Don Bell do not have backlog orders which they are not able to fill in accordance with their usual practice. However, they did have contracts in process exceeding $14,700,000 in contract value as of June 30, 1998.

  Stewart Corporation's customers place orders on an as-needed basis. Stewart Corporation authorizes the manufacture of the sign when it obtains a deposit, customarily 50% of the order, from the customer. The completed sign is shipped to the customer approximately 6-8 weeks after the deposit is received. As of June 30, 1998, Stewart Corporation did not have any firm orders for products which it had not been able to fill in accordance with its usual practice.

  Most of the Company's filtration customers place orders on an as-needed basis, which generally are filled within one to five days after receipt and in accordance with the delivery requirements of the Company's customers. For the fiscal year ending June 30, 1998, the Company did not have any firm orders for products which it had not been able to fill in accordance with its usual practice. The Company's larger customers provide the Company with "blanket orders," i.e., scheduled orders, at designated prices over the course of six-month or twelve-month periods. These orders are subject to modification by the customer from time to time.

EMPLOYEES

  The Company presently has 481 full-time employees. The following table shows the breakdown of employees:

Signage Segment:
 Commercial Signage                               328
 Institutional Signage                             47
 Installation and Service                          84
 Graphic Arts and Screen Printing                   5
Filtration Segment                                 11
Executive Offices                                   6
                                                  ---
                                                  481
                                                  ===

COMPETITION

  Ad Art competes in two distinct markets - traditional signage and electronic media. In broad terms, Ad Art has Japanese and domestic competitors in video display markets. Sony Jumbotron and Mitsubishi Diamond Vision created the outdoor stadium and "Times Square/Ginza" markets. Ad Art now delivers comparable picture quality at 1/3 the total cost of ownership. Among the remaining lamp-based domestic alternatives, Ad Art competes with three main companies:
Daktronics and Whiteway, which manufacture scoreboards with electronic messaging, and Mikhon Visual Products, with similar capabilities but vertically oriented to the Las Vegas market.

  Ad Art has few major competitors in the spectacular sign market, nationally or internationally. Over the past 30 years, Ad Art signs have been more highly recognized for design and fabrication than those of its competitors.

  In the regional and national market, Ad Art identifies 10 competitors representing approximately $500 million in annual sales against whom it vies for market share. Of these firms, two generate annual sales in excess of $100 million, four generate annual sales of between $40-$70 million, and four generate annual sales of between $25-$40 million. Ad Art competes extremely well in local markets based on a solid brand image for quality, creativity and value in both electronic and traditional signage.

  Don Bell and Certified are in a highly competitive market, primarily for medium-to-large sign products and electronic message systems, with both national and local sign makers. The strength of their sales force, the quality of their products and electronics, and their pricing and name recognition are the keys to their successful sales records. The sign and lighting service industry is dominated by small, single-location service companies. Multiple location dispatch centers in Port Orange, Orlando, Tampa and Miami, Florida as well as Atlanta, Georgia, Stockton, California and Los Angeles, California, in combination with an extensive network of subcontractors, enable the Company to provide nationwide service, which gives the Company a competitive advantage in the signage and lighting service market.

  Stewart Corporation encounters substantial competition from a myriad of local signage companies which operate throughout the United States and Canada. The principal factors in such competition are product pricing, service, quality, design, production and delivery time, and product warranties. Stewart Corporation products contain materials of high quality. A 20-year sign warranty is also provided. Management believes that the comparative quality of the Stewart Corporation sign products, together with related services provided and the extensive product warranty, enable the company to effectively compete with other sign companies. Additionally, Stewart Corporation's joint venture marketing strategy provides access to potential church and school customers that is generally not available to local competitors. Stewart Corporation also competes with a number of smaller companies in the sale of lower volume economy signs.

  The Company's filtration manufacturing segment is subject to substantial competition from a number of companies. At present, screening devices such as filters and cumbersome water traps are the principal methods of attempting to remove moisture and other impurities from compressed air lines. The Company is not aware of any product presently marketed that offers the range of uses, effectiveness and ease of installation provided by the Company's line of products. The principal methods of competition include performance, service and price. Management believes the Company's product prices are within the range of the prices of its competitors.

GOVERNMENT REGULATION

  The Company has no knowledge of any U. S. governmental regulations which adversely affect its business operations. In the manufacture of its products for governmental agencies, the Company is required to meet certain governmental specifications. The Company has had no difficulty satisfying these requirements.

ENVIRONMENTAL PROTECTION COMPLIANCE

  The Company has no knowledge of any federal, state or local environmental compliance regulations which materially affect its current business activities. The Company has not expended any capital to comply with environmental protection statutes and does not anticipate that such expenditures will be necessary in the future with respect to its products.

RESEARCH AND DEVELOPMENT COSTS

  The Company spent approximately $80,000 in fiscal 1998, primarily through Ad Art. Research and development expenses in fiscal 1997, prior to the Ad Art acquisition, were negligible.

   Ad Art and Don Bell are expected to incur continuing research and development costs for enhancement of LED video display boards, message centers and for reduction of manufacturing costs. Stewart Corporation and Stewart Industries' operations do not require the expenditure of any sums for research and development. The Company's expenditures for its last two fiscal years on research and development of new filtration and lubrication products were not significant.


ITEM 2.  PROPERTIES.
--------------------

  The Company maintains its corporate offices in a 5,250 square foot leased facility in an office and retail complex in Orlando, Florida under a five year lease expiring in 2000.

  Ad Art owns a 100,000 square foot manufacturing facility in Stockton, California which is situated on a 10-acre site and is suitable for plant expansion and multiple shifts. The property is encumbered by deeds of trust securing Ad Art indebtedness of approximately $1,158,000.

  Ad Art also leases branch offices in San Francisco, California, Carson, California and Las Vegas, Nevada. The San Francisco lease is for 4,953 square feet of office space for a term that expires January 31, 2002. The Carson, California lease is for approximately 15,120 square feet of office space for a term ending February 28, 2001. The Las Vegas lease is for 2,900 square feet of office space for a term ending August 1, 2001.

  Don Bell operates in its owned manufacturing facilities; a 38,000 square foot structure in Port Orange, Florida. This building, situated on eight acres of land owned by Don Bell, is a one and one half-story, steel frame structure with a metal roof and slab floor. Don Bell also leases an adjacent one-acre site for rent of $2,750 per month for a term ending April 30, 2000, with an option to purchase the parcel for $400,000. In addition to the abovementioned facilities, Don Bell and Certified operate service branches out of the corporate headquarters in Orlando, Florida. Service trucks are stationed at customers' facilities in Atlanta, Georgia and Las Vegas, Nevada.

     Stewart Corporation leases approximately 9,175 feet of office space in Sarasota, Florida for a five-year term that ends on December 31, 2000. Stewart Industries leases, for its graphics and screen print operations, space in Sarasota, Florida for a one-year term that ends on January 31, 1999. SEMCO does not have separate offices and conducts its business from the offices of Stewart Corporation.

  The Filtration segment operates in its owned manufacturing facilities; an 8,750 square foot structure in Port Orange, Florida. This building, situated on approximately one acre of land adjacent to the Don Bell property, is a one-story, steel frame structure with a metal roof, slab floor, heat and partial central air conditioning.

  The Company recently acquired an additional facility in which to manufacture signs for Stewart Corporation or for commercial sign production. The facility is approximately 14,000 square feet and is adjacent to both the Don Bell and Filtration facilities.

  All properties currently owned by the Company (except those of Ad Art), are pledged as collateral against the Company's letter of credit, notes and line of credit with SouthTrust Bank.


ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

     In November 1996, the agency contracts between Vision and MCI were abruptly terminated by MCI. The contract for commercial long-distance customers was originally executed in 1994 and was restated and extended for a new five-year term in May 1996. This contract revision had been proposed by MCI in September 1995 and discussed with Vision over a period of eight months. In reliance on the new contract, Vision invested heavily in staff, facilities and equipment in anticipation of significant commission revenue as a result of the enhancements in the revised contract. A lawsuit was filed by Vision on April 16, 1997 seeking the recovery of damages from MCI. As of the date of this report, the court hearing the lawsuit had made no material rulings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

  None.


                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
---------------------------------------------------------------------------
MATTERS.
--------

  The Company's common stock is quoted on the NASDAQ Small Cap Market under the trading symbol "LAMN" but is not traded on any exchange. If the Company's proposed name change is approved at its 1998 annual meeting of shareholders, the Company intends to change its trading symbol to "DTEK." The following table indicates the range of high and low bid prices for the common stock for each full quarterly period within the two most recent fiscal periods ended June 30, 1998 and June 30, 1997 as such quotes were supplied by the NASDAQ Small Cap Market to the National Quotation Bureau, Inc. and reported to the Company by the National Quotation Bureau, Inc. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

  Fiscal Year                            Common Stock Bid Prices
                                         -----------------------
    Ending         Quarter Ending            High       Low
--------------   ------------------         -----      -----

June 30, 1997    September 30, 1996         $2.13      $0.88
                 December 31, 1996           2.00       1.00
                 March 31, 1997              2.00       1.09
                 June 30, 1997               2.69       1.25

June 30, 1998    September 30, 1997         $3.13      $2.19
                 December 31, 1997           3.63       2.50
                 March 31, 1998              4.69       3.06
                 June 30, 1998               3.53       2.81

   As of September 23, 1998 there were approximately 707 holders of record of the common stock.

  The Company has never paid and does not anticipate paying any cash dividends on its common stock in the foreseeable future, but instead intends to retain working capital and earnings for use in the Company's business operations and in the expansion of its business.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS.
----------------------

RESULTS OF OPERATIONS

  The Company's consolidated financial statements include the accounts of the Company and its subsidiaries SEMCO, Stewart Corporation, Stewart Industries, Vision, Don Bell, Don Bell Nevada, Certified (since July 1, 1997) and Ad Art (since February 18, 1998).

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

YEAR ENDED JUNE 30, 1998 COMPARED WITH YEAR ENDED JUNE 30, 1997

  Fiscal 1998 sales of $32,478,000 represented an increase of $16,532,000, or 104%, over 1997 sales of $15,946,000. The increased sales resulted from increases in both the sign and image enhancement display segment (the "display segment") and the filtration segment.

  Display segment sales, which accounted for 94.5% of consolidated sales in 1998 and 89.7% of consolidated sales in 1997, increased $16,387,000, or 115%, from 1997 to 1998. The sales growth in this segment can be broken down into internal sales growth of $1,524,000 and growth from acquisitions of $14,863,000.

  Excluding the effects of acquisitions, display segment sales increased from $14,299,000 in 1997 to $15,823,000 in 1998 - an increase of 11%. The most significant portion of this increase came from commercial signage, image enhancement displays, and related products and services which accounted for sales of $7,753,000 (net of increases from acquisitions) in 1998 compared to sales of $6,774,000 in 1997. This represents an internal growth rate of 14%. The internal growth rate for less complex signs and image enhancement displays, which consists primarily of institutional signage, was 7% with sales increasing from $7,525,000 in 1997 to $8,070,000 in 1998.

  The acquisition growth in the display segment resulted from the July 1, 1997 acquisition of Certified and the February 18, 1998 acquisition of Ad Art. Certified contributed sales during 1998 of $1,068,000 and Ad Art contributed sales of $13,795,000.

  The internal sales growth in the display segment, as well as a portion of the growth from acquisitions, was the result of several factors such as continued refinement of marketing and promotion, new market development, sales staff increases and synergies created from the acquisitions.

  The marketing and promotion function was refined in July 1997 to more directly target commercial customers through selective trade show attendance, direct mail and other methods similar to the methods historically used to develop institutional customer sales leads. Marketing has also been expanded for institutional displays to target customers in the government and military, funeral home and civic (such as municipalities and social clubs and organizations) industries.

  Synergies between the existing operations of the Company and the operations of acquired companies have contributed significantly to the internal sales growth and have also enable the acquired companies to grow at a faster pace subsequent to the acquisitions.

  The acquisition of Ad Art created various opportunities for the Company's existing display segment, and vice-versa, primarily through a wider variety of products available for sale, exposure to a wider customer base and an increased ability to penetrate the nationwide market. Ad Art is a leader in the industry in the production of wedge-based and LED color message centers and video displays. Historically, the Company has purchased these products from third party suppliers when needed. In the other direction, the Company's existing commercial display operation is a leader in the industry in the production of monochrome, large lamp, incandescent message center displays. This is a product that Ad Art had historically purchased from third party suppliers. This availability of a wider variety of high quality products has resulted in significant cross-marketing with Ad Art sales personnel working side by side with Don Bell sales personnel. Historically, neither company would have been able to make these sales calls because they either did not have the necessary products available, or did not have the necessary sales contacts to make the calls. These joint marketing efforts will also be expanded to existing national account customers such as Office Depot, Nike, Lil' Champs, Hard Rock Cafe and many others that currently are being served either by Ad Art on the west coast or Don Bell on the east coast. These existing relationships create opportunities for increased sales for both Ad Art and Don Bell. A west coast presence has also created new opportunities for increased sales of institutional displays where sales have historically been concentrated in the southeast. A new sales position has recently been developed in California and should increase sales in the western region of the United States.

  Filtration segment sales, which accounted for 6% of sales in fiscal 1998 and 10% of sales in 1997, increased by 9% from $1,646,000 in 1997 to $1,792,000 in
1998. Sales from this segment had been essentially flat for the previous three years. The 9% increase in 1998 is attributable to significant changes in the segment's marketing methods in April 1997. At that time, additional field representatives were added, trade show attendance was expanded, advertising was increased, communication with distributors was enhanced and a proactive program to add distributors was enacted.

  The Company's overall gross margins dropped from 49.1% during 1997 to 39.4% during 1998. The drop is a direct result of the change in the sales mix resulting from the Ad Art acquisition. The types of display products produced by Ad Art are typically sold at margins of 30% to 35%, which is consistent with Don Bell's margins. These margins are significantly lower than the historical 55% to 60% gross margins on the Company's institutional display and filtration operations, which have higher gross margins but higher selling expenses.

  Margins were also reduced, to a lesser extent, from the Certified acquisition. Certified historically under-priced its services and had excessive overhead. Since the acquisition, the Company has gradually increased prices, reduced operating costs and converted customer services to more cost efficient methods.

  The filtration segment's gross margins increased from 57.5% in 1997 to 59.6% in 1998. This increase represents a return to historical profit margins for this segment upon training a new work force hired after the segment's operations were moved from Indiana to Florida.

  Selling expense increased by 93% from $2,581,000 in 1997 to $4,973,000 in 1998. Again, this increase was a result of acquisitions as selling expenses, expressed as a percentage of sales, dropped from 16.2% of sales in 1997 to 15.3% of sales in 1998.

  Selling expenses for the display segment increased by 97% from $2,355,000 in 1997 to $4,643,000 in 1998. However, as a percentage of sales, the display segments's selling expenses dropped from 16.5% of sales in 1997 to 15.1% of sales in 1998 due to the acquisition of Ad Art, where selling expenses average approximately 13.4% of sales. Disregarding the effect of acquisitions, the segment's selling expenses increased from 16.5% of sales in 1997 to 17.5% of sales in 1998 as a result of the increased marketing activities to commercial and institutional customers. Historically, selling expenses for the Company's institutional sign operations have been approximately 20% of sales while selling expenses for the Company's commercial sign operations have been approximately 12% of sales. For the four-month period that Ad Art's operations are included in the Company's financial statements, its selling expenses totaled $1,843,000, or 13.4% of its sales for the period. This level of selling expenses is consistent with the levels historically experienced by the Company's commercial display operations.

  General and administrative expenses increased by 26% from $4,210,000 in 1997 to $5,306,000 in 1998. The display segment, which includes the effects of acquisitions, had a 26% increase in general and administrative expenses from $3,073,000 in 1997 to $3,876,000 in 1998 and corporate general and administrative expenses increased 38% from $856,000 in 1997 to $1,183,000 in 1998. The full increase in the display segment's general and administrative expenses came from acquisitions where Ad Art added general and administrative expenses of $594,000 (for the four months included in the Company's operations) and Certified added general and administrative expenses of $226,000.

  Corporate general and administrative expenses primarily consist of executive compensation and benefits, occupancy costs of the corporate office, and other compliance costs incurred as a result of being a public company such as legal fees, director fees, SEC and NASDAQ filing costs and investor relation and publicity costs. From 1997 to 1998, corporate general and administrative costs increased $327,000, or 38%. Approximately $140,000 of this increase resulted from increased salary and bonus compensation to executives whose compensation and bonuses are calculated under a formula based upon the financial performance of the Company. The other significant expense increase, of approximately $80,000, resulted from a expansion in investor relations and stock publicity during 1998. Prior to 1998, investor relations and publicity activities were very limited. The remaining increase in corporate general and administrative expenses came from various sources associated with the growth of the Company such as increased travel costs associated with the new west coast subsidiary and increased costs for directors and officers insurance needed to attract a high caliber of non-employee directors.

  Non-operating activities netted to a $307,000 expense in 1998 compared to $158,000 in income in 1997, a net increase in expenses of $465,000. The main components of this increase are interest expense and the gain on sales of assets.

  Interest expense increased by 109%, or $253,000, from $233,000 in 1997 to $486,000 in 1998. The increase in interest expense is directly attributable to the acquisitions, as a total of approximately $100,000 in interest was incurred during the year on debt incurred to finance the acquisitions and approximately $180,000 in additional interest was paid on debts assumed in the acquisitions.

  Gains on sales of assets dropped from $271,000 in 1997 to only $5,000 in 1998. During 1997, the Company sold three billboards for a gain of approximately $260,000 ($0.08 per basic share and $0.06 per diluted share). This sale removed the Company from the billboard industry and represents a non-recurring gain.

  Income tax expense for 1998 was $615,000 compared to a tax credit of $229,000 in 1997, a net increase in expense of $844,000 ($0.21 per basic share and $0.15 per diluted share). The tax credit in the prior year was the result of the recognition of tax benefits derived from net operating losses incurred in prior years. A portion of these benefits was also realized during 1998, which reduced the effective tax rate for the Company to 28% rather than the statutory 38% to 40% federal and state rates. All benefits of these historical net operating losses have now been realized and future tax expense should approximate the statutory rates.

  Net income from continuing operations increased by 12% from $1,418,000 in 1997 to $1,588,000 in 1998. On a per share basis, basic earnings per share from continuing operations decreased from $0.41 in 1997 to $0.40 in 1998 on a 15% increase in weighted average shares outstanding from 3,439,000 in 1997 to 3,965,000 in 1998. Diluted earnings per share from continuing operations decreased from $0.35 in 1997 to $0.32 in 1998 on a 28% increase in weighted average shares outstanding from 4,202,000 in 1997 to 5,389,000 in 1998.

  The loss from discontinued operations in 1997 includes the loss from operations and winddown costs of Heritage Packaging Corporation, the Company's package wholesaling subsidiary that was discontinued in August, 1996 and Vision, the Company's telemarketing subsidiary that was discontinued in December, 1996.

  Net income increased by 107% from $765,000 in 1997 to $1,588,000 in 1998. On a per share basis, basic earnings per share increased by 82% from $0.22 per share in 1997 to $0.40 per share in 1998 despite the 15% increase in weighted average shares outstanding, and diluted earnings per share increased by 60% from $0.20 in 1997 to $0.32 in 1998 despite the 28% increase in weighted average shares outstanding.

LIQUIDITY, CASHFLOW AND CAPITAL RESOURCES

  A total of $1,026,000 in cash was used in operations during the year. Net income contributed cash of $2,214,000 net of non-cash charges for depreciation and amortization, fixed asset disposals, contributions to the Company's 401(k) plan and deferred income taxes. This cash provided was offset by increases in receivables of $2,036,000 and inventories of $551,000 as well as decreases in accounts payable of $1,080,000 and changes in other assets and liabilities. An additional $755,000 in cash was provided from increased customer deposits.

  The cash used to increase receivables and inventories is directly related to higher sales and year-end sales backlogs that require higher levels of receivables and inventory be carried on the Company's books. This also contributed to the higher level of customer deposits as increased sales result in increased deposits received from customers. The $1,080,000 used to pay down account payables is somewhat misleading, as significant past due payables were acquired in both the Ad Art and Certified acquisitions. The Company provided working capital for each of these companies upon acquisition, which allowed payables to be made current. However, since these payments occurred subsequent to the acquisition, they are classified as operating activities rather than investing activities associated with the acquisition.

  A total of $3,868,000 in cash was used for investing activities during the year, primarily as a result of the acquisitions which used $3,005,000 in cash, net of cash acquired. An additional $883,000 in cash was used to acquire various property, plant and equipment during the year.

  A total of $5,200,000 in cash was provided by financing activities during the year, which included $4,500,000 to finance the Ad Art acquisition consisting of $3,500,000 in debt and $1,000,000 in common stock. An additional $327,000 in cash was received from the proceeds of long-term debt when the Company refinanced its long-term debt in August, 1997.

  At June 30, 1998, the Company had working capital of $6,557,000 and availability under open lines of credit of $3,341,000. Management believes that this, combined with other available debt and equity financing sources, is sufficient to fund the operations of the Company as well as potential future acquisitions.

INFLATION

  Although inflation has slowed in recent years, it continues to be a factor in the Company's operations. In recent years, the Company has taken steps to counteract the effects of inflation by price increases and by careful cost controls. There are no other significant factors which are expected to cause a material increase in the Company's general and administrative expenses.

YEAR 2000

  Many existing computer programs use only two digits to identify a year in the date field, with the result that data referring to the year 2000 and subsequent years may be misinterpreted by these programs. If present in computer applications of the Company or its suppliers and not corrected, this problem could cause computer applications to fail or to create erroneous results and could cause a disruption in operations and have an adverse effect on the Company's business and results of operations.

  All of the Company's computer systems are provided by third-party vendors.
The Company has evaluated its principal computer systems and received assurances from the system vendors that all systems currently in place are year 2000 compliant.

  The Company has not communicated with all of its suppliers to determine the extent to which the Company is vulnerable to failure by them to remediate their own year 2000 issues. However, because of the availability of alternative suppliers for the majority of the Company's raw materials, the Company does not believe that any potential noncompliance by material vendors will have a significant adverse effect on the Company.

  Expenditures to remediate the year 2000 issue have not been material and the Company does not anticipate any material expenditures related to this issue in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

   See the footnotes to the Company's Consolidated Fiancial Statements for information relating to recent accounting pronouncements.

ITEM 7.  FINANCIAL STATEMENTS.
------------------------------

  Financial statements are included at the end of this report starting at page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS, ETC.
------------------------------------------------------------

  None.

                                    PART III

THE INFORMATION REQUIRED BY ITEMS 9 THROUGH 12 OF THIS PART III IS INCORPORATED BY REFERENCE FROM THE COMPANY'S DEFINITIVE PROXY STATEMENT TO BE FILED IN CONNECTION WITH THE OCTOBER 29, 1998 MEETING OF SHAREHOLDERS OF THE COMPANY, WHICH WILL INVOLVE THE ELECTION OF DIRECTORS.


ITEM  13.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS  ON
--------------------------------------------------------------------------
FORM  8-K.
----------

(a)  The following documents are filed as part of this Report:

LA-MAN CORPORATION AND SUBSIDIARIES
Report of Independent Certified Public Accountants - BDO Seidman, LLP.............. F-2
Consolidated Balance Sheet as of June 30, 1998..................................... F-3
Consolidated Statements of Income for the years ended June 30, 1998 and 1997....... F-4
Consolidated Statements of Stockholders' Equity for the years ended
  June 30, 1998 and 1997........................................................... F-5
Consolidated Statement of Cash Flows for the years ended June 30, 1998 and 1997.... F-6
Notes to Consolidated Financial Statements......................................... F-7

Exhibit
Number  Title of Exhibit
------  ----------------
  2.1 Stock Purchase and Sale Agreement dated as of September 7, 1995 among Registrant, Don Bell Industries, Inc., Worrell Enterprises, Inc. and Gary D. Bell/24/
  2.2 Agreement for Purchase of Assets dated as of August 27, 1996 between Heritage Packaging Services, Inc. and Midwest Packaging Products, Inc./27/
  2.3 Stock Purchase and Sale Agreement among the Registrant, Certified Maintenance Service, Inc. and Mark Manfredi dated as of July, 1, 1997/32/
  2.4 Agreement and Plan of Merger and Reorganization dated as of February 17, 1998 among the Registrant, Displays Acquisitions, Inc., a wholly owned Florida subsidiary of the Registrant, Electronic Sign Corporation d/b/a Ad Art, a California corporation, and Terry J. Long, Daniel G. O'Leary, individually and in his capacity as Trustee of the Daniel O'Leary Trust Dated April 18, 1993, Betty E. Papais, individually and in her capacity as Trustee of the Papais Trust Dated January 29, 1991, and Lou A. Papais/33/
  3.1   Articles of Incorporation of Registrant/1/
  3.2   Certificate of Merger/1/
  3.3   Bylaws of Registrant as amended/27/
  3.4   Amendment to Articles of Incorporation/9/
  3.9 Articles of Incorporation of Nevada SEMCO, Inc., a Nevada corporation/20/
  3.10  By-Laws of Nevada SEMCO, Inc./20/
  3.13 Articles of Incorporation of Vision Trust Marketing, Inc., a Florida corporation/27/
  3.14  Bylaws of Vision Trust Marketing, Inc./27/
  3.15 Articles of Incorporation of Don Bell Industries, Inc., a Florida corporation/27/
  3.16  Bylaws of Don Bell Industries, Inc./27/
  3.17  Articles of Incorporation of Don Bell Industries of Nevada, Inc./27/
  3.18  Bylaws of Don Bell Industries of Nevada, Inc./27/
  3.19  Articles of Incorporation of Certified Maintenance Service, Inc./32/
  3.20  Bylaws of Incorporation of Certified Maintenance Service, Inc./32/
  3.21 Articles of Incorporation of Displays Acquisitions Corp. (n/k/a Ad Art Electronic Sign Corporation)/35/
  3.22 Articles of Merger of Electronic Sign Corporation into Displays Acquisition Corp. (with the surviving corporation, Displays Acquisitions Corp. changing its name to Ad Art Displays, Inc.)/35/
  3.23 Articles of Amendment to Articles of Incorporation of Ad Art Displays, Inc. (changing the corporate name to Ad Art Electronic Sign Corporation)/35/
  3.24 Bylaws of Ad Art Electronic Sign Corporation f/k/a Ad Art Displays, Inc./35/
  3.25  Articles of Incorporation of ESC of Nevada, Inc./35/

  3.26    Bylaws of ESC of Nevada, Inc./35/
  4.1     Specimen of Common Stock Certificate/17/
  4.2     Specimen of Warrant Certificate (as revised)/17/
  4.3     Form of Representative's Unit Purchase Option (as revised)/20/
  4.7 Form of Warrant Agreement among Registrant, Mathews, Holmquist & Associates, Inc., and Continental Stock Transfer & Trust Company (revised)/20/
  4.8     Specimen Certificate of Common Stock to be included in Units/17/
  4.13 Amendment No. 1 to Warrant Agreement, dated as of December 8, 1995, between La-Man Corporation and Continental Stock Transfer & Trust Company, as Warrant Agent/29/
  4.14 8% Convertible Note of Registrant, dated September 7, 1995, in principal amount of $750,000 to Worrell Enterprises, Inc./26/
  4.15 Amendment No. 2 to Warrant Agreement, dated as of January 10,1997, between La-Man Corporation and Continental Stock & Transfer Company, as Warrant Agent/32/
  4.16 Amendment No. 3 to Warrant Agreement, dated as of March 20, 1998, between La-Man Corporation and Continental Stock Transfer & Trust Company, as Warrant Agent/35/
  4.17 Convertible Loan Agreement Dated March 2, 1998 by and between La-Man Corporation and Renaissance Capital Growth & Income Fund III, Inc., Renaissance US Growth & Income Trust PLC and Renaissance Capital Group, Inc./34/
  4.18 8.75% Convertible Debenture Due March 2, 2005 issued to Renaissance Capital Growth & Income Fund III, Inc./34/
  4.19 8.75% Convertible Debenture Due March 2, 2005 issued to Renaissance US Growth & Income Trust PLC /34/
  4.20 Stock Purchase Warrant issued to Renaissance Capital Growth & Income Fund III, Inc./34/
  4.21 Stock Purchase Warrant issued to Renaissance US Growth & Income Trust PLC /34/
  4.22    J. William Brandner Lock-Up Agreement /34/
  4.23    J. Melvin Stewart Lock-Up Agreement /34/
  9 Voting Trust Agreement dated as of May 19, 1998 among J. Melvin Stewart, as Trustee, and Rebecca Stewart Brooks, Bonnie Stewart Knox,
          J. Melvin Stewart as Trustee for the Emily Stewart Michelsen Irrevocable Trust dated May 6, 1998, Susan Stewart Michelsen, Elizabeth Stewart Ricci, Deborah Stewart, John M. Stewart and Mary Stewart
  10.46   1988 Incentive Stock Option Plan/17/
  10.47   1992 Stock Option and Appreciation Rights Plan/17/
  10.58 Employment Agreement dated July 26, 1993 between Registrant and Philip Howe Hoard/20/
  10.60 Employment Agreement dated August 19, 1993, between J.M. Stewart Corporation and J. Melvin Stewart/20/
  10.61   Employment Agreement dated as of April 28, 1994 between Registrant and
          J. William Brandner/21/
  10.94 Amendment No. 1, dated as of August 31, 1995 to Employment Agreement between Registrant and J. William Brandner/27/
  10.95 Amendment No. 1, dated as of August 31, 1995 to Employment Agreement between Registrant and Philip Howe Hoard/27/
  10.96 Amendment No. 1, dated as of August 31, 1995 to Employment Agreement between Registrant and J. Melvin Stewart/27/
  10.102 Employment Agreement dated as of September 7, 1995 among Registrant, Don Bell Industries, Inc. and Gary D. Bell/26/
  10.104 La-Man Corporation 1994 Amended and Restated Employee and Consultant Stock Compensation Plan, as amended by Amendment No. 1 thereto dated as of August 31, 1995/26/

  10.106 $2,570,000 Irrevocable Letter of Credit No. SB 1326 issued by SouthTrust Bank, National Association, on August 28, 1997 for the account of La-Man Corporation./32/
  10.107 Form of La-Man Corporation $2,500,000 Variable/Fixed Rate Credit Enhanced Notes./32/
  10.108 Trust Indenture dated August 1, 1997 between La-Man Corporation and SouthTrust Bank, National Association /32/
  10.109 Remarketing Agent Agreement dated as of August 1, 1997 among La-Man Corporation, SouthTrust Bank, National Association, as Trustee and SouthTrust Securities, Inc., as Remarketing Agent /32/
  10.110 Revolving-Line-of-Credit Promissory Note dated August 1, 1997 from La-Man Corporation to SouthTrust Bank, National Association /32/
  10.111 Credit and Security Agreement dated as of August 1, 1997 between La-Man Corporation and SouthTrust Bank, National Association /32/
  10.112 Real Estate Mortgage and Security Agreement dated as of August 1, 1997, by La-Man Corporation, Don Bell Industries, Inc., Don Bell Industries of Nevada, Inc., Nevada SEMCO, Inc., JM Stuart Corporation, JM Stuart Industries, Inc., Certified Maintenance Services, Inc. and Vision Trust Marketing, Inc., to and for the benefit of SouthTrust Bank, National Association /32/
  10.113 Guaranty Agreement dated as of August 1, 1997, by Don Bell Industries, Inc., Don Bell Industries of Nevada, Inc., Nevada SEMCO, JM Stuart Corporation, JM Stuart Industries, Inc., Certified Maintenance Service, Inc. and Vision Trust Marketing, Inc. to and for the benefit of SouthTrust Bank, National Association /32/
  10.114 Exclusive Manufacturing and Sales Agreement dated as of September 16, 1997 between Don Bell Industries, Inc. and Electronic Sign Corporation d/b/a Ad Art /32/
  10.115 February 17, 1998 promissory note from Electronic Sign Corporation payable to the order of Terry J. Long/33/
  10.116 February 17, 1998 promissory note from Electronic Sign Corporation payable to the order of Daniel Gregory O'Leary, as Co-Trustee under the Daniel and Beverly O'Leary Revocable Family Trust Dated January 17, 1997/33/
  10.117 February 17, 1998 promissory note from Electronic Sign Corporation payable to the order of Betty E. Papais, as Trustee of the Papais Trust Dated January 29, 1991/33/
  10.118 Employment Agreement dated February 18, 1998 between and among La-Man Corporation, Ad Art Displays, Inc. and Terry J. Long/33/
  10.119 Employee Stock Option Agreement dated February 18, 1998 by and between La-Man Corporation and Terry J. Long/33/
  10.120 Consulting Agreement dated February 18, 1998 between and among Ad Art Displays, Inc. and Lou A. Papais/33/
  10.121 Pledge Agreement dated March 2, 1998 between La-Man Corporation and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC /34/
  10.122 Security Agreement dated March 2, 1998 between La-Man Corporation and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC /34/
  10.123  Form of Subsidiary Continuing Guaranty /34/
  10.124  Form of Subsidiary Security Agreement /34/
  10.125 Amendment No. 2 to La-Man Corporation 1992 Stock Option and Appreciation Rights Plan, as amended /34/

  10.126 Amendment No. 3 to La-Man Corporation 1992 Stock Option and Appreciation Rights Plan, as amended /34/
  10.127 Amendment No. 2 to La-Man Corporation Amended and Restated 1994 Employee and Consultant Stock Compensation Plan, as amended /34/
  10.128 Employment Agreement dated as of February 17, 1998 among Registrant, Don Bell Industries, Inc. and Gary D. Bell/35/
  10.129 Employment Agreement dated as of September 1, 1998 between Registrant and Marshall S. Harris
  21      Subsidiaries/35/
____________

/1/ Incorporated by reference from Registrant's Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-18 (Registration No. 2-89341).

/2/ Incorporated by reference from Registrant's Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-18 (Registration No. 2-8934 1).

/3/ Filed as an exhibit to Registrant's Form 10-Q for the period ended June 30, 1986 (File No. 0-14427), and incorporated by reference.

/4/  Incorporated by reference from Registrant's Post-Effective Amendment
     No. 1 to Registrant's Registration Statement on Form S-18 (Registration No. 2-89341).

/5/ Filed as an exhibit to Registrant's Form 10-Q for the period ended December 31, 1985 (File No. 0-14427), and incorporated by reference.

/6/ Filed as an exhibit to Registrant's Current Report on Form 8-K filed on December 23, 1987 (File No. 0-14427), and incorporated by reference.

/7/ Filed as an exhibit to Registrant's Form 10-K for the period ended September 30, 1986 (File No. 0-14427), and incorporated by reference.

/8/ Filed as an exhibit to Registrant's Form 10-K for the period ended September 30, 1987 (File No. 0-14427), and incorporated by reference.

/9/ Filed as an exhibit to Registrant's Form 10-K for the period ended September 30, 1988 (File No. 0-14427), and incorporated by reference.

/10/ Filed as an exhibit to Registrant's Current Report on Form 8-K filed on October 3, 1989 (File No. 0-14427), and incorporated by reference.

/11/ Filed as an exhibit to Registrant's Form 10-K for the period ending
     September 30, 1989 (File No. 0-14427), and incorporated by reference.

/12/ Filed as an exhibit to Registrant's Form 8-K dated March 29, 1990
     (File No. 0-14427), and incorporated by reference.

/13/ Filed as an exhibit to Registrant's Form 8-K dated January 5, 1991
     (File No. 0-14427), and incorporated by reference.

/14/ Filed as an exhibit to Registrant's Form 10-K for the period ending
     September 30, 1991 (File No. 0-14427), and incorporated by reference.

/15/ Filed as an exhibit to Registrant's Form 8-K filed on September 3,
     1992 (File No. 0-14427), and incorporated by reference.

/16/ Filed as an exhibit to Registrant's Form 10-K for the transition period ending June 30, 1992 (File No. 0-14427), and incorporated by reference.

/17/ Previously filed as an exhibit to the Registration Statement
     (Registration No. 33-54230) and incorporated by reference.

/18/ Previously filed as an exhibit to Post Effective Amendment No. 1 to the Registration Statement (Registration No. 33-54230) and incorporated by reference.

/19/ Filed as an Exhibit to Registrant's Form 8-K dated August 19, 1993
     (File No. 0-14427) and incorporated by reference.

/20/ Previously filed as an exhibit to Post Effective Amendment No. 2 to the Registration Statement (Registration No. 33-54230) and incorporated by reference.

/21/ Filed as an exhibit to Registrant's Form 8-K dated June 23, 1994 filed on June 28,1994 (File No. 0-14427), and incorporated by reference.

/22/ Filed as an exhibit to Registrant's Form 8-K dated January 27, 1994 and filed on February 3, 1994 (File No. 0-14427), and incorporated by reference.

/23/ Filed as an exhibit to  Registrant's Form 10-K for the period ending
     June 30, 1994 (File No. 0-14427), and incorporated by reference.

/24/ Filed as an exhibit to Registrant's Form 8-K dated November 14, 1994 and filed on January 27, 1995 (File No. 0-14427), and incorporated by reference.

/25/ Filed as an exhibit to Registrant's Form 8-K dated February 13, 1995 and filed on February 27, 1995 (File No. 0-14427), and incorporated by reference.

/26/ Filed as an exhibit to Registrant's Form 8-K dated September 7, 1995 and filed effective September 22, 1995 (File No. 0-14427), and incorporated by reference.

/27/ Filed as an exhibit to Registrant's Form 10-KSB for the period ending
     June 30, 1995 (File No. 0-14427), and incorporated by reference.

/28/ Filed as an exhibit to Registrant's Registration Statement on Form S-3
     (Registration No. 33-98964), and incorporated by reference.

/29/ Filed as an exhibit to Registrant's Post-Effective Amendment No. 7 to
     Registration Statement on Form S-3 (Registration No. 33-54230), and incorporated by reference.

/30/ Filed as an exhibit to Registrant's Form 8-K dated December 27, 1995
     (File No. 0-14427), and incorporated by reference.

/31/ Filed as an exhibit to Registrant's Form 8-K dated August 28, 1996
     (File No. 0-14427), and incorporated by reference.

/32/ Filed as an exhibit to Registrant's Form 10-KSB for the period ending June
     30, 1997 (File No. 0-14427), and incorporated by reference.

/33/ Filed as an exhibit to Registrant's Form 8-K dated February 18, 1998 and filed March 2, 1998 (File No. 0-14427), and incorporated by reference.

/34/ Filed as an exhibit to Registrant's Form 8-K dated March 2, 1998 and filed March 12, 1998 (File No. 0-144227), and incorporated by reference.

/35/ Filed as an exhibit to Registrant's Registration Statement on Form S-3
     (Registration No. 333-51835), and incorporated by reference.

(b) No reports on Form 8-K were filed by the Registrant during the three-month period ended June 30, 1998, the last quarter of the period covered by this Annual Report on Form 10-KSB.

(c)  Exhibits:

     9 Voting Trust Agreement dated as of May 19, 1998 among J. Melvin Stewart, as Trustee, and Rebecca Stewart Brooks, Bonnie Stewart Knox, J. Melvin Stewart as Trustee for the Emily Stewart Michelsen Irrevocable Trust dated May 6, 1998, Susan Stewart Michelsen, Elizabeth Stewart Ricci, Deborah Stewart, John M. Stewart and Mary Stewart

     10.129 Employment Agreement dated as of September 1, 1998 between Registrant and Marshall S. Harris

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     By:  /s/ J. William Brandner
                                        --------------------------------------
                                        J. William Brandner, President
                                        (Chief Executive Officer) and Director
                                        September 24, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ J. Melvin Stewart                      By: /s/ Terry J. Long
   ----------------------------------              --------------------------
   J. Melvin Stewart, Chairman of                  Terry J. Long, Director
   the Board and Director                          September 24, 1998
   September 24, 1998

By: /s/ Gary D. Bell                           By: /s/ Lou A. Papais
   ----------------------------------              --------------------------
   Gary D. Bell, Director                          Lou A. Papais, Director
   September 24, 1998                              September 24, 1998


By: /s/ Edwin M. Freakley                      By: /s/ William A. Retz
   ----------------------------------              --------------------------
   Edwin M. Freakley, Director                     William A. Retz, Director
   September 24, 1998                              September 24, 1998

By: /s/ Thomas N. Grant                        By: /s/ Robert M. Smither, Jr.
   ----------------------------------              --------------------------
   Thomas N. Grant, Director                       Robert M. Smither, Jr.,
   September 24, 1998                              Director
                                                   September 24, 1998

By: /s/ Phillip Howe Hoard                     By: /s/ Todd D. Thrasher
   ----------------------------------              --------------------------
   Philip Howe Hoard, Vice President,              Todd D. Thrasher
   Secretary and Director                          Vice President, Treasurer
   September 24, 1998                              (Chief Financial Officer)
                                                   and Assistant Secretary
By: /s/ Lester Jacobs                              September 24, 1998
   ----------------------------------
   Lester Jacobs, Director
   September 24, 1998

LA-MAN CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

LA-MAN CORPORATION AND SUBSIDIARIES
Report of Independent Certified Public Accountants...............................  F-2
Consolidated Balance Sheet as of June 30, 1998...................................  F-3
Consolidated Statements of Income for the years ended June 30, 1998 and 1997.....  F-4
Consolidated Statements of Stockholders' Equity for the years ended
  June 30, 1998 and 1997.........................................................  F-5
Consolidated Statement of Cash Flows for the years ended June 30, 1998 and 1997..  F-6
Notes to Consolidated Financial Statements.......................................  F-7

La-Man Corporation

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders
Display Technologies, Inc.


We have audited the accompanying consolidated balance sheet of La-Man Corporation and subsidiaries as of June 30, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of La-Man Corporation and subsidiaries as of June 30, 1998, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.



                                       BDO Seidman, LLP
Orlando, Florida
August 10, 1998

La-Man Corporation

CONSOLIDATED BALANCE SHEET


June 30                                                                                       1998
-----------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
Cash                                                                                       $  537,564
Accounts receivable:
  Trade, less allowance for doubtful accounts of $374,088                                   6,897,120
  Other                                                                                       433,004
Inventories                                                                                 4,338,453
Costs and estimated earnings in excess of billings on uncompleted contracts in progress     1,611,070
Prepaid expenses                                                                              905,017
Deferred tax assets                                                                           574,000
-----------------------------------------------------------------------------------------------------
                                                                                           15,296,228
-----------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation                                6,071,271
-----------------------------------------------------------------------------------------------------

OTHER ASSETS
Intangibles, less accumulated amortization                                                  9,009,986
Deferred tax assets                                                                           122,000
Other                                                                                         295,123
-----------------------------------------------------------------------------------------------------
                                                                                            9,427,109
-----------------------------------------------------------------------------------------------------

                                                                                          $30,794,608
=====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                                          $ 2,821,524
Customer deposits                                                                           1,331,396
Accrued expenses                                                                            3,523,342
Billings in excess of costs and estimated earnings on uncompleted contracts in progress       210,052
Current maturities of long-term debt                                                          650,375
Current portion of obligations under capital leases                                           202,747
-----------------------------------------------------------------------------------------------------
                                                                                            8,739,436
-----------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES
Lines of credit                                                                             2,959,195
Long-term debt, less current maturities                                                     7,257,583
Obligations under capital leases, less current portion                                        234,930
Other                                                                                          76,102
-----------------------------------------------------------------------------------------------------
                                                                                           10,527,810
-----------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common stock; $.001 par value; authorized 50,000,000 shares; issued and
    outstanding 4,891,524 shares                                                                4,892
Additional paid-in capital                                                                 11,501,193
Retained earnings                                                                              21,277
-----------------------------------------------------------------------------------------------------
                                                                                           11,527,362
-----------------------------------------------------------------------------------------------------

                                                                                          $30,794,608
=====================================================================================================

          See accompanying notes to consolidated financial statements

La-Man Corporation

CONSOLIDATED STATEMENTS OF INCOME

Year Ended June 30                                                 1998          1997
----------------------------------------------------------------------------------------
SALES                                                          $32,478,018   $15,945,627
COST OF SALES                                                   19,688,873     8,123,075
----------------------------------------------------------------------------------------
Gross profit                                                    12,789,145     7,822,552

OPERATING EXPENSES
Selling expenses                                                 4,973,451     2,581,389
General and administrative expenses                              5,305,649     4,209,536
----------------------------------------------------------------------------------------
                                                                10,279,100     6,790,925
----------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                           2,510,045     1,031,627

OTHER INCOME (EXPENSE)
Interest income                                                     94,812       100,770
Interest expense                                                  (486,460)     (233,140)
Gain on disposal of property and equipment                           4,649       270,892
Miscellaneous income                                                79,895        19,253
----------------------------------------------------------------------------------------
                                                                  (307,104)      157,775
----------------------------------------------------------------------------------------

Income from continuing operations before income tax benefit      2,202,941     1,189,402
Income tax (expense) benefit                                      (615,000)      229,000
----------------------------------------------------------------------------------------
Income from continuing operations                                1,587,941     1,418,402
----------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS
Loss from operations of discontinued operations                        -         281,371
Loss on disposal of discontinued operations                            -         371,572
----------------------------------------------------------------------------------------
                                                                       -         652,943
----------------------------------------------------------------------------------------

Net income                                                      $1,587,941   $   765,459
========================================================================================

EARNINGS PER COMMON SHARE
BASIC
Continuing operations                                                $0.40   $      0.41
Discontinued operations                                                -           (0.19)
----------------------------------------------------------------------------------------
                                                                     $0.40        $ 0.22
========================================================================================

DILUTED
Continuing operations                                                $0.32        $ 0.35
Discontinued operations                                                -           (0.15)
----------------------------------------------------------------------------------------
                                                                     $0.32        $ 0.20
========================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic                                                            3,964,960     3,438,580
Diluted                                                          5,389,452     4,202,331
========================================================================================

          See accompanying notes to consolidated financial statements

La-Man Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     Common Stock
                                              ---------------------------      Additional      Retained Earnings       Total
                                                 Number            Par           Paid-In          (Accumulated      Stockholders'
                                                Of Shares         Value          Capital             Deficit)           Equity
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1996                          3,058,665         $3,059        $6,158,510         $(1,601,831)      $4,559,738
Issuance of five percent stock dividend           152,768            153           152,615            (152,768)               -
Issuance of note payable as adjustment to
 Don Bell Industries purchase price                     -              -          (626,476)                  -         (626,476)
Exercise of stock options and warrants, net        52,521             52            18,698                   -           18,750
Issuance of stock options and warrants                  -              -            35,000                   -           35,000
Stock contributed to 401(k) plan                   46,915             47            71,485                   -           71,532
Net income                                              -              -                 -             765,459          765,459
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1997                          3,310,869          3,311         5,809,832            (989,140)       4,824,003
Issuance of five percent stock dividend           167,885            168           577,356            (577,524)               -
Issuance of stock for acquisition of Ad Art       810,000            810         3,336,390                   -        3,337,200
Sales of common stock, net                        231,482            232           969,768                   -          970,000
Exercise of stock options and warrants, net       322,396            322           548,398                   -          548,720
Issuance of stock options and warrants                  -              -           124,250                   -          124,250
Stock contributed to 401(k) plan                   35,845             36           101,812                   -          101,848
Stock issued for employee bonuses                  13,047             13            33,387                   -           33,400
Net income                                              -              -                 -           1,587,941        1,587,941
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1998                          4,891,524         $4,892       $11,501,193             $21,277      $11,527,362
=================================================================================================================================
          See accompanying notes to consolidated financial statements

La-Man Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended June 30                                                                1998         1997
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                    $ 1,587,941   $ 765,459
Adjustments to reconcile net income to net cash provided by (used for)
continuing operating activities:
 Loss from discontinued operations                                                      -     652,943
 Depreciation and amortization                                                    666,941     479,227
 Gain on disposal of property, plant and equipment                                 (4,650)   (270,892)
 Contribution of common stock to 401(k) plan                                      101,848      71,532
 Realization of deferred income                                                         -     (52,810)
 Change in deferred income taxes                                                 (137,656)   (250,000)
 Changes in assets and liabilities, net of effects of acquisitions:
   Accounts receivable                                                         (1,992,003)   (467,322)
   Other receivables                                                              (43,655)    155,060
   Inventories                                                                   (550,953)   (305,868)
   Prepaid expenses                                                              (240,100)   (101,003)
   Accounts payable                                                            (1,079,715)   (420,299)
   Customer deposits                                                              754,520      88,791
   Accrued expenses                                                               (88,771)    318,036
--------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED FOR) CONTINUING OPERATING ACTIVITIES                (1,026,253)    662,854
NET CASH USED FOR DISCONTINUED OPERATING ACTIVITIES                                     -    (509,768)
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment                                        (882,813)   (257,266)
Business acquisitions, net of cash acquired                                    (3,004,568)          -
Proceeds from sale of property, plant and equipment                                19,470     382,635
Changes in other assets                                                                 -      12,801
--------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                           (3,867,911)    138,170
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in line of credit borrowings                                           (62,048)          -
Proceeds from issuance of notes payable                                         3,827,077           -
Principal payments on notes payable                                              (114,458)   (159,167)
Proceeds from sales of stock (including option and warrant exercises), net      1,518,720      18,750
Payments on capital lease obligations                                            (108,265)    (32,253)
Payment of fees for long-term debt                                               (142,630)          -
Other financing activities                                                        282,019           -
--------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                            5,200,415    (172,670)
--------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH                                                              306,251     118,586
CASH, beginning of year                                                           231,313     112,727
--------------------------------------------------------------------------------------------------------
CASH, end of year                                                             $   537,564   $ 231,313
========================================================================================================

          See accompanying notes to consolidated financial statements

La-Man Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BUSINESS AND COMPANY NAME
The Company designs, manufactures, installs and services hi-tech electronic computer driven video displays, message centers, scoreboards, and business identity signs.

The Board of Directors has adopted a resolution to change the name of the Company to Display Technologies, Inc. This name change will not become effective until ratified by the shareholders at the next shareholders meeting.

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

IMPAIRMENTS
Assets are evaluated for impairment when events change or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. When any such impairment exists, the related assets will be written down to fair value.

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

STOCK BASED COMPENSATION
The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) during 1997. However, as permitted by SFAS 123, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related interpretations in accounting for stock based compensation to employees.

Stock options granted to non-employees are valued using a Black-Scholes option pricing model with appropriate assumptions for risk free investment rates, expected lives, dividend yields and volatility factors. The value of options granted to non-employees is charged to appropriate asset or expense accounts when the options are granted.

FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 1998. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, trade receivables, accounts payable and accrued expenses. The fair value of the Company's long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

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

La-Man Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  ACQUISITIONS
On February 18, 1998, the Company acquired all of the outstanding common stock of Electronic Sign Corporation (dba Ad Art) ("Ad Art") in exchange for 810,000 shares of the Company's $.001 par value common stock valued at $3,337,200 and $3,000,000 in cash. Additional costs of the acquisition, including legal and other fees, totaled $277,800. An additional 540,000 shares of the Company's $.001 par value common stock (the "contingent shares") are issuable on a pro-rata basis if Ad Art's after tax earnings for fiscal 1999 are between $1.4 million and $2.4 million. The contingent shares are issuable at a rate of approximately 49,000 shares for each $100,000 of after tax income in excess of $1.4 million up to the maximum of 540,000 shares to be issued for after tax income of $2.4 million or higher. The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of the net assets acquired amounted to approximately $6,000,000, which has been accounted for as goodwill and is being amortized over its estimated life of 40 years. The operating results of Ad Art are included in the Company's consolidated results of operations from the date of acquisition.

The following unaudited pro-forma summary presents the consolidated results of continuing operations as if the acquisition of Ad Art had occurred at the beginning of the period presented and does not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future.

Year ended June 30       1998         1997
----------------------------------------------
Net sales             $52,546,000  $43,625,000
Net income            $ 1,170,000  $   633,000
Earnings per share
 Basic                $       .23  $       .12
 Diluted              $       .20  $       .12
==============================================

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


NOTE 3.  INVENTORIES
Inventories at June 30, 1998 consist of the following:

-----------------------------
Raw materials      $2,925,768
Work in process     1,256,188
Finished goods        156,497
-----------------------------
                   $4,338,453
=============================

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at June 30, 1998 consist of the following:
                                  Estimated
                                 Useful Lives
-----------------------------------------------------------
Land                                             $1,547,256
Buildings and improvements        15-30 years     2,543,161
Machinery and equipment            5-10 years     2,029,194
Office equipment and furniture     5-10 years     1,256,721
Transportation equipment            3-5 years       582,465
Signs held for lease                 11 years       255,527
-----------------------------------------------------------
                                                  8,214,324
Less accumulated depreciation                     2,143,053
-----------------------------------------------------------
                                                 $6,071,271
===========================================================

Depreciation expense from continuing operations for the years ended June 30, 1998 and 1997 was $507,088 and $399,369, respectively.


NOTE 5.    INTANGIBLE ASSETS
Intangible assets are summarized as follows:

                     Estimated Lives
---------------------------------------------------
Patents                 5 years          $  223,143
Debt fees          7 - 15 years             383,234
Goodwill               40 years           8,910,234
---------------------------------------------------
                                          9,516,611
Less accumulated amortization               506,625
---------------------------------------------------
                                         $9,009,986
===================================================

Amortization expense from continuing operations for the years ended June 30, 1998 and 1997 was $159,853 and $79,858, respectively.

La-Man Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  NET INVESTMENT IN SALES-TYPE LEASES
The Company is the lessor of a variety of signs and advertising display units under agreements expiring through 2005. The Company accounts for these leases as sales-type leases. At June 30, 1998, the net investment in sales-type leases consists of the following:

----------------------------------------------------------------
Total minimum lease payments to be received             $410,465
Less unearned income                                      69,665
----------------------------------------------------------------
Net investment in sales-type leases                      340,800
Less current portion (included in other receivables)     118,897
----------------------------------------------------------------
Long-term net investment (included in other assets)     $221,903
================================================================

The following is a schedule of minimum lease payments to be received as of June 30, 1998:

-------------------------------
1999                   $153,017
2000                    137,130
2001                     66,572
2002                     27,482
2003                     19,632
Thereafter                6,632
-------------------------------
                       $410,465
===============================

NOTE 7. COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS IN PROGRESS
Costs and estimated earnings on uncompleted contracts consists of the following at June 30, 1998:

------------------------------------------------------
Costs incurred on uncompleted contracts    $ 2,394,655
Estimated earnings                             870,546
------------------------------------------------------
                                             3,265,201
Billings to date                            (1,864,183)
------------------------------------------------------
                                           $ 1,401,018
======================================================

Included in the accompanying balance sheet under the following captions:

---------------------------------------------------------------
Costs and estimated earnings in excess of
 billing on uncompleted contracts in progress        $1,611,070
Billings in excess of costs and estimated earnings
 on uncompleted contracts in progress                  (210,052)
---------------------------------------------------------------
                                                     $1,401,018
===============================================================


NOTE 8.  ACCRUED EXPENSES
Accrued expenses at June 30, 1998 consist of he following:

----------------------------------------
Payroll and benefits          $1,795,058
Taxes                            847,511
Warranty                         504,558
Other                            376,215
----------------------------------------
                              $3,523,342
========================================

NOTE 9.  LINES OF CREDIT
The Company has a $1.3 million revolving line of credit with a national bank. The line of credit bears interest at one percent over the bank's prime rate (for a rate of 9.5% at June 30, 1998) and matures October, 1999 with annual renewal provisions. The line of credit is secured by eligible receivables and inventory, subsidiary guarantees, and is cross-collateralized with the letter of credit from the same lender and the $2.5 million notes payable secured by the letter of credit. As of June 30, 1998, $62,000 was borrowed against this line of credit. This line of credit contains certain financial and operating covenants. The Company was in compliance with all covenants at June 30, 1998.

Through its Ad Art subsidiary, the Company has a $5,000,000 line of credit with a corporate lending institution. The line of credit matures March, 2000 and bears interest at 2.5% over the lenders prime rate and is adjustable to 1.5% over the lenders prime rate provided Ad Art maintains certain tangible net worth levels. At June 30, 1998, Ad Art had attained the required levels of tangible net worth to obtain the lower interest rate, but had not yet maintained this level for the required period. Therefore, the interest rate on this line of credit was 11.0% at June 30, 1998. The line of credit is secured by eligible receivables and inventory, substantially all other assets of Ad Art, and a guarantee by the Company. As of June 30, 1998, $2,897,195 was borrowed against this line of credit.

La-Man Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.        LONG-TERM DEBT
Long term debt at June 30, 1998 is summarized as follows:

-----------------------------------------------------------------
Notes payable secured by a letter of credit with
 a national bank, variable interest rate plus 1%
 letter of credit fee (effective rate at
 June 30, 1998 was 6.74%), secured by
 substantially all assets of the Company,
 subsidiary guarantees, and cross-collateralized
 with and covered by the same covenants as
 the line of credit with the same national bank,
 interest due monthly with annual principal
 payments due in varying amounts each August
 through 2012.                                        $ 2,500,000

8.75% convertible subordinated debentures,
 convertible into the Company's $.001 par value
 common stock at $4.75 per share, secured by
 substantially all assets of the Company and
 subsidiary guarantees, but subordinated to
 bank debt, interest due monthly, monthly
 principal payments begin March 2, 2001 at the
 rate of 1% of the outstanding principal balance,
 final balloon payment due March 2, 2005                3,500,000

8% unsecured convertible note payable,
 convertible into the Company's $.001 par value
 common stock at $4.53 per share, interest due
 semi-annually with annual principal payments
 of $250,000 for three years beginning
 September 1998                                           750,000

7.875% note payable, secured by deed of trust
 on specific land and buildings, monthly
 payments of $8,663 including interest, matures           901,299
 May 2013

8% note payable, secured by deed of trust on
 specific real property, monthly payments of
 $3,000 including interest, matures March 1999            256,659
-----------------------------------------------------------------
                                                        7,907,958
Less current portion                                      650,375
-----------------------------------------------------------------
Total                                                  $7,257,583
=================================================================

Aggregate maturities of long-term debt over future years are as follows: 1999 - $650,375; 2000 - $401,412; 2001 - $554,336; 2002 - $592,495; 2003 - $600,909 and
thereafter - $5,108,431.


NOTE 11.  COMMITMENTS
LEASES
The Company conducts its operations partially from leased facilities. These leases are classified as operating leases and expire on various dates through 2005.

The Company also leases equipment under capital leases which expire on various dates through 2003. The total capitalized cost for this equipment is $486,000 with accumulated depreciation of $154,000 as of June 30, 1998.

As of June 30, 1998, future net minimum lease payments under capital leases and future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                                    Capital   Operating
Year ending June 30                 Leases      Leases
--------------------------------------------------------
1999                              $  250,456  $1,046,258
2000                                 114,500     934,368
2001                                 100,481     702,158
2002                                  61,992     228,976
2003                                  10,220     160,072
Thereafter                                 -     418,927
--------------------------------------------------------
                                     537,649  $3,490,759
                                              ==========
Less amount representing interest     99,972
--------------------------------------------
Present value of minimum
 lease payments                   $  437,677
============================================

Rental expense for the years ended June 30, 1998 and 1997 was approximately $736,000 and $298,000, respectively.

EMPLOYMENT AGREEMENTS
The Company has entered into employment agreements expiring at various dates through the year 2000. As of June 30, 1998, the Company's total noncancellable obligation under all employment contracts is approximately $1,115,204.

NOTE 12.  INCOME TAXES
The components of deferred tax assets and liabilities consist of the following as of June 30, 1998:

-------------------------------------------------------------
DEFERRED TAX ASSETS
Accruals and reserves                              $  497,000
Accounts receivable                                    66,000
Net operating loss and other tax carry forwards       794,000
Deferred income                                         1,000
Customer deposits                                       9,000
Intangible assets                                       5,000
-------------------------------------------------------------
Gross deferred tax assets                           1,372,000
Valuation allowance                                         -
-------------------------------------------------------------
Total deferred tax assets                           1,372,000

DEFERRED TAX LIABILITIES
Sales-type lease receivables                         (115,000)
Inventory                                            (106,000)
Plant and equipment                                  (455,000)
-------------------------------------------------------------
Net deferred tax assets                            $  696,000
=============================================================

The change in the valuation allowance for deferred tax assets was a decrease of $367,000 during 1998.

La-Man Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the income tax expense (benefit) are as follows:

                                       1998        1997
---------------------------------------------------------
CURRENT
Federal                             $ 632,000   $   6,000
State                                 120,000      15,000
---------------------------------------------------------
                                      752,000      21,000
---------------------------------------------------------
DEFERRED
Federal                              (117,000)   (276,000)
State                                 (20,000)     26,000
---------------------------------------------------------
                                     (137,000)   (250,000)
---------------------------------------------------------
                                     $615,000   $(229,000)
=========================================================

At June 30, 1998, the Company had unused federal tax net operating losses (NOLs) to carry forward against future years' taxable income of approximately $2,335,000 expiring in various amounts from 2006 to 2013. As a result of the consummation of the Company's public offering and certain acquisitions, the use of these NOLs will be limited each year under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended and the provisions of Treasury Regulation 1.1502-21 regarding Separate Return Limitation years as follows:

                            Maximum NOL
Year ending June 30           Available
---------------------------------------
1999                           $680,000
2000                            316,000
2001                            316,000
2002                            316,000
2003                            316,000
Thereafter                      391,000
---------------------------------------
                             $2,335,000
=======================================

The following summary reconciles differences from taxes on income from continuing operations at the federal statutory rate with the effective rate:

                                                 1998    1997
-------------------------------------------------------------
Federal taxes on income at statutory rates        34%     34%
Goodwill                                           2%     16%
State taxes                                        2%      -
Reduction of deferred tax asset
 valuation allowance                             (14%)   (69%)
Other                                              4%      -
-------------------------------------------------------------
Taxes on income (benefit) at effective rates      28%    (19%)
=============================================================

NOTE 13.  CAPITAL STOCK
On June 29, 1994, the Board of Directors adopted the amended and restated 1994 Employee and Consultant Stock Compensation Plan ("the 1994 plan"). The 1994 plan provides for the issuance of up to 2,425,500 shares of the Company's common stock to employees and consultants of the Company. Options granted under the plan are not permitted to have a term in excess of five years.

On November 4, 1992, the Board of Directors adopted the 1992 Stock Option and Appreciation Rights Plan ("the 1992 plan"). The 1992 plan provides for the issuance of up to 633,938 shares of the Company's common stock to employees, officers, directors and consultants of the Company. Options granted to employees or directors under this plan must have an exercise price equal to or greater than 85% of the fair value of the stock on the date of grant and cannot have a term in excess of 10 years.

On April 25, 1988, the Company adopted the 1988 Incentive Stock Option Plan ("the 1988 plan"). The 1988 plan provides for the issuance of up to 183,750 shares of the Company's common stock to employees of the Company. Options granted under this plan must have an exercise price equal to or greater than the fair value of the stock on the date of grant and are not exercisable until 18 months from the date of grant.

On March 2, 1998, in connection with the issuance of the 8.75% convertible note payable, the Company issued a stock purchase warrant to the lender separate from each of the above agreements. The stock purchase warrant entitles the holder to purchase up to 200,000 shares of the Company's common stock at a price of $4.32 per share. As of June 30, 1998, all 200,000 warrants were exercisable.

Also on March 2, 1998, in connection with consulting services received for the acquisition of Ad Art, the Company issued a stock purchase warrant to a consulting firm separate from each of the above agreements. The stock purchase warrant entitles the holder to purchase up to 75,000 shares of the Company's common stock at a price of $4.32 per share. As of June 30, 1998, all 75,000 warrants were exercisable.

On March 18, 1997, the Company entered into an agreement with an investor relations firm and, separate from each of the above established plans, issued an option to purchase up to 50,000 shares of the Company's common stock at an
exercise price of $1.47 per share.   On August 29, 1997, the Company extended
the agreement with this investor relations firm and issued an option to purchase up to an additional 50,000 shares of the Company's common stock at an exercise price of $2.62 per share. As of June 30, 1998, 65,000 of the options issued to this investor relations firm were exercisable.

La-Man Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 22, 1996 the Company entered into an agreement with an investment banking firm and, separate from each of the above established plans, issued warrants to purchase up to 210,000 shares of the Company's common stock at an exercise price of $1.74 per share. These warrants were exercised during 1998 for total proceeds to the Company of $365,400.

All stock options and warrants issued during 1997 and 1998 pursuant to the above plans and agreements were issued with an exercise price that approximated the fair market value of the stock on the date of grant. A summary of the status of the Company's stock options and warrants for the plans and agreements discussed above as of June 30, 1998 and 1997 and changes during the years ended on those dates (as restated for stock dividends) is presented below:

                                          Weighted
                                           Average
                                          Exercise
                                 Shares    Price
--------------------------------------------------
Outstanding - June 30, 1996    1,270,080   $0.66
Granted                          443,625    1.51
Exercised                        (55,125)   0.34
Forfeited                        (22,050)   0.50
--------------------------------------------------
Outstanding - June 30, 1997    1,636,530   $0.91
Granted                          576,000    3.91
Exercised                       (326,065)   1.48
Forfeited                        (13,010)   1.07
--------------------------------------------------
Outstanding - June 30, 1998    1,873,455   $1.73
==================================================

The following table summarizes stock options and warrants issued under the plans and agreements discussed above outstanding at June 30, 1998:

                                  Weighted       Weighted
        Range of                   Average        Average
        Exercise                  Exercise       Remaining
         Price       Outstanding    Price     Contractual Life
--------------------------------------------------------------
 $    0.46  - 0.80    1,091,401     $0.66         1.8 years
      0.96  - 1.47      202,548      1.32         3.3 years
      2.04  - 3.06      129,506      2.81         6.4 years
      4.03  - 4.32      450,000      4.21         4.7 years
--------------------------------------------------------------
 $    0.46  - 4.32    1,873,455     $1.73         3.0 years
==============================================================

As of June 30, 1997 1,389,780 options and warrants were exercisable under the plans and agreements discussed above at a weighted average exercise price of $.76. As of June 30, 1998 1,836,705 options and warrants were exercisable under the plans and agreements discussed above at a weighted average exercise price of $1.71 as follows:

                                  Weighted       Weighted
        Range of                   Average        Average
        Exercise                  Exercise       Remaining
         Price       Exercisable    Price    Contractual Life
-------------------------------------------------------------
 $    0.46  - 0.80    1,091,401     $0.66         1.8 years
      0.96  - 1.47      202,548      1.32         3.3 years
      2.04  - 3.06       92,756      2.88         7.7 years
      4.03  - 4.32      450,000      4.21         4.7 years
-------------------------------------------------------------
 $    0.46  - 4.32    1,836,705     $1.71         2.9 years
=============================================================

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock based compensation to employees. Accordingly, no compensation expense has been recognized for stock based compensation issued to employees. Had compensation cost for the Company's stock based compensation issued to employees been determined based upon the fair value at the grant date consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's proforma net income for 1998 and 1997 would have been $1,406,357 and $1,377,402 from continuing operations and $1,406,357 and $724,459 after discontinued operations, respectively. Proforma basic earnings per share from continuing operations would have been $.35 for 1998 and $.40 for 1997 and diluted earnings per share would have been $.28 and $.34 for 1998 and 1997, respectively. After discontinued operations, proforma basic earnings per common share would have been $.35 for 1998 and $.21 for 1997 and diluted earnings per share would have been $.28 and $.19 for 1998 and 1997, respectively.

The weighted average fair value of options granted during 1998 and 1997 was estimated at $.86 and $0.17 per share, respectively, based upon the Black-Scholes option-price model with the following weighted average assumptions: 5% dividend yield, expected volatility of 40% for 1998 and 52% for 1997, risk-free interest rate of 6% and expected life of 2.9 years for 1998 and 2.5 years for 1997.

On January 13, 1994 in conjunction with a public offering of the Company's common stock, the Company issued 620,000 common stock purchase warrants with an exercise price of $4.53 per share that expire, as amended, on December 31, 1998. As of June 30, 1998 all of these warrants were exercisable. In conjunction with the same public offering, the Company issued an option to purchase 31,000 "units", each unit consisting of two shares of common stock and two nonredeemable common stock purchase warrants, for a price of $7.06 per unit. Each common stock purchase warrant obtainable under this option entitles the holder to purchase one share of common stock at a price of $4.25. Both the option to purchase the units, and the purchase warrants included in the units, expire on January 6, 1999. As of June 30, 1998 all these units as well as the warrants issuable under the units are exercisable.

La-Man Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  EMPLOYEE BENEFIT PLAN
The La-Man Corporation 401(k) profit sharing plan covers all employees with more than six months of service and allows employees to defer up to 15% of their income and contribute to the plan. The Company contributes to the plan at a matching rate of 50% of the first six percent contributed by the employee. Company contributions to the plan are in the form of the Company's common stock. The Company issued to the 401(k) plan in fiscal years 1998 and 1997, 35,845 and 46,915 shares of the Company's common stock at an average price of $2.84 and $1.52 per share, respectively.


NOTE 15.  EARNINGS PER SHARE
Earnings per share for all periods presented is calculated under the provisions of Financial Accounting Standards No. 128, "Earnings per Share" which was adopted by the Company in 1998.

Diluted earnings per share for 1998 and 1997 is calculated as follows:

                                      1998        1997
---------------------------------------------------------
Net Income                         $1,587,941  $  765,459
Convertible debt interest, net        119,177      60,000
---------------------------------------------------------
Net income for purposes of
 calculated diluted
 earnings per share                $1,707,118  $  825,459
=========================================================

Weighted average shares             3,964,960   3,438,580
Convertible securities                411,177     165,441
Dilutive options and warrants       1,013,315     598,310
---------------------------------------------------------
Diluted weighted average shares     5,389,452   4,202,331
=========================================================

Diluted earnings per share         $     0.32  $     0.20
=========================================================


NOTE 16.  INDUSTRY SEGMENTS
The Company's operations are classified into two business segments: image enhancement displays ("displays") and filtration.

The display segment markets and produces custom designed and stock sign products which are specifically designed for internal and external use by institutional, governmental and commercial enterprises. The display segment also provides periphial services on the sign products such as installation, maintenance and service.

Operations within the filtration segment include the manufacture and sale of a line of products which, when installed in compressed air lines, substantially reduce or totally eliminate water and condensate problems and most foreign contaminants in the air line.

The following table shows sales and operating income from continuing operations and other financial information by industry segment as of and for the years ended June 30, 1998 and 1997:

                           1998          1997
------------------------------------------------
SALES
 Displays              $30,686,361   $14,299,463
 Filtration              1,791,657     1,646,164
------------------------------------------------
                       $32,478,018   $15,945,627
================================================

OPERATING INCOME
 Displays              $ 3,201,907   $ 1,448,813
 Filtration                490,792       439,125
 Corporate expenses     (1,182,654)     (856,311)
------------------------------------------------
                        $2,510,045   $ 1,031,627
================================================

DEPRECIATION AND AMORTIZATION
 Displays           $   590,443      $   373,249
 Filtration              43,187           68,493
 Corporate               33,311           37,485
------------------------------------------------
                    $   666,941      $   479,227
================================================


IDENTIFIABLE ASSETS
 Displays           $28,418,273      $ 7,757,381
 Filtration           1,053,464          995,683
 Corporate            1,322,871          722,733
------------------------------------------------
                    $30,794,608      $ 9,475,797
================================================

CAPITAL EXPENDITURES
 Displays           $   836,230      $   203,192
 Filtration              39,509           18,072
 Corporate                7,074           36,002
------------------------------------------------
                       $882,813      $   257,266
================================================

NOTE 17. ECONOMIC DEPENDENCE
For the years ended June 30, 1998 and 1997, the Company had one supplier which accounted for a significant volume of consolidated purchases. For the year ended June 30, 1998, purchases of signs from this supplier approximated $2,741,000, or 12% of consolidated purchases. For the year ended June 30, 1997, purchases of signs from this supplier approximated $2,850,000, or 34% of consolidated purchases.

La-Man Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.  SUPPLEMENTAL CASH FLOW INFORMATION
The Company paid $511,753 and $221,813 for interest and $4,440 and $-0- for income taxes for the years ended June 30, 1998 and 1997, respectively.

The following summarizes noncash investing and financing transactions:

                                          1997          1996
-------------------------------------------------------------
Equity issued for acquisition of Ad
 Art                                    $3,372,450   $     -

Debt refinancing                        $2,005,318   $     -

Issuance of five percent stock
 dividend                               $  577,524   $152,768

Fees on long-term debt paid from
 debt proceeds                          $  167,605   $     -

Common stock contributed to
 401(k) plan                            $  101,848   $ 71,532

Issuance of stock warrants for fees
 on long-term debt                      $   73,000   $     -

Stock issued for employee bonuses       $   33,400   $     -

Issuance of stock options for
 prepaid investment services            $   16,000   $ 35,000

Common stock and notes payable
 issued in purchase of Don Bell
 Industries                             $       -    $626,476

Capital lease obligations incurred
 for fixed asset acquisition            $       -    $ 30,305
=============================================================

NOTE 19. STOCK DIVIDEND
On October 30, 1997, the Company authorized a five percent stock dividend to be issued December 1, 1997 to holders of record on November 14, 1997. The dividend resulted in the issuance of an additional 167,885 shares of the Company's $.001 par value common stock. Earnings per share for the year ended June 30, 1997 has been retroactively restated to reflect the effects of this stock dividend.

On July 12, 1996, the Company authorized a five percent stock dividend to be issued August 7, 1996 to holders of record on July 26, 1996. The dividend resulted in the issuance of an additional 152,768 shares of the Company's $.001 par value common stock. Earnings per share reflects the effects of this stock dividend.


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

Because the cancellation of the contract by MCI resulted in VTM no longer being contracted to market MCI long-distance services, its sole line of business, the Company discontinued the operations of VTM in December, 1996. All identifiable assets of VTM were either transferred to other subsidiaries of the Company or disposed of with minimal proceeds at a loss of $282,281. As of June 30, 1997 VTM had no remaining assets or liabilities. From July 1, 1996 to December, 1996, VTM operated at a loss of $281,371. Additional costs charged to expense during 1997 associated with the wind down of VTM subsequent to December, 1996 amounted to $129,276 including a remaining reserve for additional costs of $12,201 and $35,336 at June 30, 1998 and 1997, respectively. Sales for VTM for 1997 were $105,348.


NOTE 21. RECENT ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. FAS 133 is effective for periods beginning after June 15, 1999. Historically, the Company has not entered into derivative contracts. Accordingly, FAS 133 is not expected to affect the Company's financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS
130) and No. 131, "Disclosure about Segments of an Enterprise and Related Information" (FAS 131). FAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. FAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both FAS 130 and FAS 131 are effective for periods beginning after December 15, 1997. Neither FAS 130 nor FAS 131 are expected to have a material effect on the Company's financial statements.