Form 10QSB
period 1998-09-30
DISPLAY TECHNOLOGIES INC
filed 1998-11-13
CIK 718660


================================================================================================

                               SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549

                                     ---------------------

                                         FORM   10-QSB

                           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                 OF THE SECURITIES ACT OF 1934

For the Quarterly Period Ended September 30, 1998                 Commission file number 0-14427

                                     ---------------------

                                  DISPLAY TECHNOLOGIES, INC.
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

                                 (Formerly La-Man Corporation)

                                     ---------------------

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

         As of November 11, 1998, 4,956,750 shares of Common Stock were outstanding.

================================================================================================

                         PART 1 - FINANCIAL INFORMATION
                  DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                                  September 30,
                                                                                      1998
                                                                                  -------------

   ASSETS
Current Assets:
 Cash                                                                               $  296,957
 Accounts receivable:
     Trade, less allowance for doubtful accounts of $319,365                         9,079,459
     Other                                                                             453,782
 Inventories                                                                         5,512,778
 Costs and estimated earnings in excess of billings on uncompleted contracts         3,024,662
 Prepaid expenses                                                                      754,974
 Deferred tax assets                                                                   612,000
                                                                                   -----------
     Total current assets                                                           19,734,612
                                                                                   -----------
Property, plant and equipment, less accumulated depreciation                         6,179,060
                                                                                   -----------

Other assets:
  Intangibles, less accumulated amortization                                         8,942,145
  Deferred tax assets                                                                   15,000
  Other                                                                                301,891
                                                                                   -----------
     Total other assets                                                              9,259,036
                                                                                   -----------
                                                                                   $35,172,708
                                                                                   ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                 $ 3,720,719
  Customer deposits                                                                  1,120,909
  Accrued expenses                                                                   3,704,621
  Billings in excess of costs and estimated earnings on uncompleted contracts          173,865
  Current portion of long-term debt                                                    652,151
  Current portion of obligations under capital leases                                  165,267
                                                                                   -----------
     Total current liabilities                                                       9,537,532
                                                                                   -----------

Non-current liabilities:
 Line of credit                                                                      5,812,251
 Long-term debt, less current maturities                                             6,883,732
 Obligations under capital leases, less current portion                                279,577
 Other                                                                                  76,102
                                                                                   -----------
     Total non-current liabilities                                                  13,051,662
                                                                                   -----------

Stockholders' equity:
  Common stock                                                                           4,957
  Additional paid-in capital                                                        11,639,165
  Retained earnings                                                                    939,392
                                                                                   -----------
     Total stockholders' equity                                                     12,583,514
                                                                                   -----------
                                                                                   $35,172,708
                                                                                   ===========

     See accompanying notes to condensed consolidated financial statements.

                  DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                            Three Months Ended
                                                                               September 30,
                                                                       ---------------------------
                                                                           1998            1997
                                                                       -----------      ----------
Sales                                                                  $17,034,013      $5,081,347
Costs of sales                                                          11,034,780       2,688,579
                                                                       -----------      ----------
Gross profit                                                             5,999,233       2,392,768
                                                                       -----------      ----------

Operating expenses:
  Selling                                                                2,461,240         860,933
  General and administrative                                             1,752,058       1,126,173
                                                                       -----------      ----------
Total operating expenses                                                 4,213,298       1,987,106
                                                                       -----------      ----------
Income from operations                                                   1,785,935         405,662
                                                                       -----------      ----------

Other income (expense):
  Interest income                                                           18,757          26,842
  Interest expense                                                        (305,282)        (72,151)
  Gain on disposals of property and equipment                                4,784               -
  Other                                                                        921               -
                                                                       -----------      ----------
                                                                          (280,820)        (45,309)
                                                                       -----------      ----------
Income from continuing operations before provision for income taxes      1,505,115         360,353
Provision for income taxes                                                 587,000          70,000
                                                                       -----------      ----------

Net income                                                             $   918,115      $  290,353
                                                                       ===========      ==========

Earnings per common share:
  Basic                                                                $      0.18      $     0.08
                                                                       ===========      ==========
  Diluted                                                              $      0.14      $     0.06
                                                                       ===========      ==========
Weighted average shares outstanding:
  Basic                                                                  5,170,794       3,730,685
                                                                       ===========      ==========
  Diluted                                                                7,171,423       4,947,057
                                                                       ===========      ==========

     See accompanying notes to condensed consolidated financial statements.

                  DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                Three Months Ended
                                                                   September 30,
                                                             -----------------------
                                                                 1998        1997
                                                             -----------   ---------

Cash flows from operating activities:
  Net income                                                 $   918,115   $ 290,353
  Adjustments to reconcile net income to
   net cash used for operating activities:
     Depreciation and amortization                               247,551     119,223
     Gain on disposal of property and equipment                   (4,783)          -
     Contribution of common stock to 401(k) plan                  29,255      23,274
     Realization of deferred income                                    -      (9,828)
     Change in deferred income taxes                              69,000      35,750
     Other                                                       (20,857)     13,250
     Changes in assets and liabilities, net
      of effects of acquisitions:
       Accounts receivable, trade                             (2,200,119)   (364,523)
       Other receivables                                          (2,998)     38,921
       Inventories, including adjustments
        to costs, billings and estimated earnings             (2,624,103)     20,518
       Prepaid expenses                                          235,657      14,414
       Accounts payable                                          899,195     (66,020)
       Customer deposits                                        (211,508)    (19,067)
       Accrued expenses                                          180,696    (336,862)
       Other                                                       5,426           -
                                                             -----------   ---------
Net cash used for continuing operating activities             (2,479,473)   (240,597)
                                                             -----------   ---------
Net cash used for discontinued operating activities                    -      (8,316)
                                                             -----------   ---------

Cash flows from investing activities:
  Purchase of property, plant and
   equipment                                                    (208,206)   (101,793)
  Net cash received from acquisition of
   Certified Maintenance Services, Inc.                                -      28,587
  Patent, trademark and other intangible acquisition costs        (1,007)          -
  Proceeds from sales of property,
   plant and equipment                                            10,526           -
                                                             -----------   ---------
Net cash used for investing activities                          (198,687)    (73,206)
                                                             -----------   ---------
Cash flows from financing activities:
  Net change in line of credit borrowings                      2,853,056           -
  Proceeds from issuance of notes payable, net of
   debt issue costs                                                    -     307,957
  Principal payments on notes payable                           (372,075)    (77,625)
  Proceeds from sales of stock, including option and
     warrant exercises, net of issuance costs                     33,437      67,184
  Payments on capital lease obligations                          (76,865)     (9,061)
                                                             -----------   ---------
Net cash provided by financing activities                      2,437,553     288,455
                                                             -----------   ---------
Decrease in cash                                                (240,607)    (33,664)
Cash, beginning of period                                        537,564     231,313
                                                             -----------   ---------
Cash, end of period                                          $   296,957   $ 197,649
                                                             ===========   =========


   See accompanying notes to condensed consolidated financial statements.

                  DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  BASIS OF PRESENTATION

       The financial information included herein is unaudited and does not include all of the information and disclosures required by generally accepted accounting principles; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations for the interim periods. Certain reclassifications have been made in the September 30, 1997 financial statements to conform to the September 30, 1998 presentation. This report should be read in conjunction with the Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998.

       The results of operations for the three months ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - ACQUISITIONS

       On February 18, 1998, the Company acquired all of the outstanding common stock of Electronic Sign Corporation (dba Ad Art) ("Ad Art") in exchange for 810,000 shares of the Company's $.001 par value common stock valued at $3,337,200 and $3,000,000 in cash. Additional costs of the acquisition, including legal and other fees, totaled $277,800. An additional 540,000 shares of the Company's $.001 par value common stock (the "contingent shares") are issuable on a pro rata basis if Ad Art's after tax earnings for fiscal 1999 are between $1.4 million and $2.4 million. The contingent shares are issuable at a rate of approximately 49,000 shares for each $100,000 of after tax income in excess of $1.4 million up to the maximum of 540,000 shares to be issued for after tax income of $2.4 million or higher. The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of the net assets acquired amounted to approximately $6,000,000, which has been accounted for as goodwill and is being amortized over its estimated life of 40 years. The operating results of Ad Art are included in the Company's consolidated results of operations from the date of acquisition.


NOTE 3  -  INVENTORIES

       Inventories at the end of interim periods are based on perpetual inventory records and physical counts. Inventories consisted of the following at September 30, 1998:

            Raw materials and work in progress    $5,279,230
            Finished goods                           233,548
                                                  ----------
                                                  $5,512,778
                                                  ==========

NOTE 4 -  UNCOMPLETED CONTRACTS

       The costs and estimated earnings in excess of billings on uncompleted contracts consisted of the following at September 30, 1998:

            Costs incurred on uncompleted contracts    $4,559,446
            Estimated earnings                          1,765,747
                                                       ----------
                                                        6,325,193

            Billings to date                           (3,474,396)
                                                       ----------
                                                       $2,850,797
                                                       ==========

       Included in the accompanying balance sheet under the following captions:

            Costs and estimated earnings in excess of
                 billings on completed contracts       $3,024,662
            Billings in excess of costs and estimated
                 earnings on completed contracts         (173,865)
                                                       ----------
                                                       $2,850,797
                                                       ==========

NOTE 5 -  REVOLVING LINE OF CREDIT

       The Company has a $1,300,000 revolving bank line of credit. Advances on the credit line carry an interest rate of 1% over prime. The line of credit, which is renewable, initially matures October 1, 1999, and is collateralized by property, accounts receivable and inventory, and subsidiary guarantees. The loan agreement contains covenants which require the Company to maintain certain financial and operating ratios. At September 30, 1998, $1,222,000 was outstanding against this line of credit.

       The Company, through its Ad Art Subsidiary, has an additional $5,000,000 revolving line of credit. Advances on the credit line carry an interest rate of 2.5% over prime. The line of credit, which is renewable, initially matures March 31, 2000 and is collateralized by accounts receivable and inventory of Ad Art and a guarantee by the Company. At September 30, 1998, $4,590,251 was outstanding against this line of credit.


NOTE 6 -  CAPITAL STOCK

       During the three months ended September 30, 1998, a total of 53,601 options to purchase the Company's $.001 par value common stock were exercised at prices varying from $.46 to $1.19 per share, for total cash proceeds to the Company of $31,832.

       Also during the three months ended September 30, 1998, 8,668 shares of common stock value at $29,255 were issued in connection with the Company's 401(k) Plan matching contribution.

       On July 1, 1998, options to acquire up to 135,000 shares of the Company's $.001 par value common stock were issued as an advance payment for investment consulting services. Additional paid in capital was credited for $76,950, the fair value of the options issued, while the advance payment is being amortized over 38 months, the term of the consulting agreement.


NOTE 7 - SUBSEQUENT EVENT - STOCK DIVIDEND

       On October 29, 1998, the Company authorized a five percent (5%) stock dividend to be issued November 30, 1998 to holders of record on November 16, 1998. This dividend increased the basic and diluted weighted average shares outstanding at September 30, 1998 by 246,228 and 341,496, respectively, and at September 30, 1997 by 177,652 and 235,574, respectively. Earnings per share for the three months ended September 30, 1998 and 1997 have been retroactively restated to reflect the effects of this stock dividend.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

       The following summarizes noncash investing and financing transactions during the three months ended September 30, 1998 and 1997:

                                                                           1998       1997
                                                                         -------  ----------
Fair value of stock options issued for investment consulting services    $76,950  $   16,000
Issuance of common stock for 401(k) matching contribution                 29,255      23,274
Capital lease obligations incurred to acquire fixed assets                84,689           -
Debt refinancing                                                               -   2,005,318
Debt issue costs paid from notes payable                                       -     167,605
Assumption of liabilities for net assets of
   Certified Maintenance Services, Inc.                                        -     496,413
Common stock issued for payment of incentive bonuses                           -      33,400

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. FAS 133 is effective for periods beginning after June 15, 1999. Historically, the Company has not entered into derivative contracts. Accordingly, FAS 133 is not expected to affect the Company's financial statements.

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

                  DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ----------------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

       The following discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations set forth in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998, filed with the Securities and Exchange Commission on September 25, 1998, which discussion is incorporated herein by reference.

       Certain matters addressed in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to be different materially from those anticipated by the Company's management. The Private Securities Litigation Reform Act of 1995 (the "1995 Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-QSB are made pursuant to the 1995 Act. For more information on the potential factors which could affect the Company's financial results, reference should be made to the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

       The results of operations for the three months ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year. The Company is continuously exploring acquisition candidates and plans to continue to grow through acquisitions as well as internally. Management is currently in various stages of acquisition discussions with several companies. If any of these acquisitions are consummated during the current fiscal year, operating results in future quarters could be significantly different from the operating results for the quarter ended September 30, 1998. However, all of these discussions to date have been on the basis of no dilution to the present shareholders.

THREE MONTHS ENDED SEPTEMBER 30, 1998 VS. SEPTEMBER 30, 1997
------------------------------------------------------------

       The Company's sales for the quarter ended September 30, 1998 increased by $11,952,666, or 235% over the same quarter in the prior year. Operating income increased by $1,380,273, or 240%, and income before provision for income taxes increased by $1,144,762, or 318%. Certain tax net operating losses used during the prior fiscal year were not available in the current fiscal year, resulting in the provision for income taxes increasing to $587,000 (an effective tax rate of 39%) for the quarter ended September 30, 1998 compared to $70,000 (an effective tax rate of 19%) in the year earlier quarter. Net income for the quarter ended September 30, 1998 increased by $627,762, or 216%, over the same period in the prior year.

       The increased sales resulted from increases in the sign and image enhancement display segment (the "display segment"). The display segment's sales, which accounted for 97.6% of consolidated sales for the three months ended September 30, 1998, increased by $12,024,884, or 262%, while filtration segment sales decreased by $72,218, or 15%, over the same quarter of the prior year. The sales growth in the display segment can be broken down into internal sales growth of $423,833 and growth from acquisitions of $11,601,051.

       The acquisition growth in the display segment resulted from the February 18, 1998 acquisition of Ad Art. Excluding the effects of acquisitions, display segment sales increased from $4,593,000 in the first quarter of 1997 to $5,017,000 in the first quarter of 1998 - an increase of 9%. The most significant portion of this increase came from institutional signage displays which accounted for sales of $2,639,000 for the quarter ending September 30, 1998, compared to sales of $2,257,000, for the same quarter of the previous year. This represents an increase of 17%. The internal growth rate of commercial signage, image enhancement displays, and related products and services was 2% (net of increases from acquisitions) with sales increasing from $2,336,000 to $2,378,000 for the quarters ended September 30, 1997 and 1998, respectively.

       The internal sales growth in the display segment relates partially to increased sales to the government and military, which increased from $29,000 in the first quarter of fiscal 1998, to $391,000 in the first quarter of fiscal 1999. The remainder of the internal sales growth, as well as a portion of the growth from acquisitions, was the result of several factors such as continued refinements in marketing and promotion, new market development, sales staff increases and synergies created from the acquisitions.

       The Company's overall gross profit margin dropped to 35.2% of sales for the quarter ended September 30, 1998, from 47.1% for the same quarter of the previous year. The drop in gross margin is a direct result of the change in the sales mix resulting from the Ad Art acquisition. Ad Art's products are typically sold at margins of 30% to 35% which is consistent with the Company's margin on similar commercial displays. These margins are significantly lower than the historical 55% to 60% gross margins on the Company's institutional displays and the filtration segment, which have higher gross margins but higher selling expenses.

       Selling expense increased by 186% from $860,933 in the first quarter of fiscal 1998, to $2,461,240 in the first quarter of fiscal 1999. Again, this increase was a result of acquisitions, as selling expenses, expressed as a percentage of sales, dropped from 16.9% of sales at September 30, 1997 to 14.4% of sales at September 30, 1998.

       While the filtration segment's selling expenses decreased by 24% from $76,557 for the quarter ended September 30, 1997, to $58,476 for the quarter ended September 30, 1998, the display segment's selling expenses increased by 206% from $784,376 to $2,402,764, respectively. However, as a percentage of sales, the filtration segment's selling expenses dropped from 15.7% to 14.1% of sales. The display segment's selling expenses also dropped, from 17.1% to 14.5% of sales due to the acquisition of Ad Art where selling expenses average approximately 12.4% of sales.

       General and administrative expenses increased by 55.6% from $1,126,173 to $1,752,058 for the three months ended September 30, 1997 and 1998, respectively. While the filtration segment had less than a $1,000 increase in general and administrative expenses, the display segment, which includes the effects of acquisitions, had a 53.1% increase from $802,188 to $1,228,112. Additionally, corporate general and administrative expenses increased 76.7% from $259,870 to $459,240 for the first quarters of fiscal 1998 and 1999, respectively. A majority of the increase in the display segment's general and administrative expenses came from the acquisition of Ad Art, which added $394,669.

       Corporate general and administrative expenses primarily consist of executive compensation and benefits, occupancy costs of the corporate office, and other compliance costs incurred as a result of being a public company such as legal fees, director fees, SEC and NASDAQ filing costs, and investor relations and publicity costs. From the quarter ended September 30, 1997 to the quarter ended September 30, 1998 corporate general and administrative costs increased $199,370. Approximately $121,000 of this increase resulted from increased salary and bonus compensation to executives whose compensation and bonuses are calculated under a formula based upon the financial performance of the Company. Additionally, the corporate division hired two new employees during the first quarter of fiscal 1999. The other significant expense increase of approximately $78,000 resulted from an expansion in investor relations and stock promotion. Prior to this expansion, investor relations and publicity activities were very limited.

       Non-operating items netted to a $280,820 expense for the first quarter in fiscal 1999 compared to a $45,309 expense in fiscal 1998 - a net increase in expenses of $235,511. The main component of this increase is interest expense, which increased by $233,131, or 323%, from $72,151 for the three months ended September 30, 1997 to $305,282 for the three months ended September 30, 1998. The increase in interest expense is directly attributable to the Ad Art acquisition. Approximately $90,000 in interest was expensed during the quarter on debt incurred to finance the acquisition and approximately $171,000 in additional interest was expensed on debt assumed in the acquisition.

       Income tax expense for the first quarter in fiscal 1999 was $587,000 (a 39% effective tax rate) compared to $70,000 (a 19% effective tax rate) for the first quarter of fiscal 1998 - an net increase in expense of $517,000. The low effective rate for the quarter ended September 30, 1997 was the result of the recognition of tax benefits derived from net operating losses incurred in prior years. All benefits of these historical net operating losses have now been realized and future tax expense should approximate the statutory rates.

       Net income increased by 216%, from $290,353 for the three months ended September 30, 1997 to $918,115 for the three months ended September 30, 1998. On a per share basis, basic earnings per share increased by 125% from $0.08 per share for the first quarter of fiscal 1998 to $0.18 per share for the first quarter of fiscal 1999, despite the 39% increase in weighted average shares outstanding. Diluted earnings per share increased by 133% from $0.06 for the first three months ended September 30, 1997 to $0.14 for the first three months ended September 30, 1998, despite a 45% increase in weighted average shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       Net cash used for continuing operating activities for the quarter ended September 30, 1998 was $2,479,473. Net income for the period provided cash of $1,238,281, net of non-cash charges for depreciation and amortization, stock contributions to the Company's 401(k) plan, the change in deferred income taxes and other non-cash items. This cash provided was offset by a net change of $3,717,754 in the Company's operating assets and liabilities consisting primarily of increases in inventories, receivables, and accounts payable. These increases are a result of the sales growth, as the number of days' sales in receivables at September 30, 1998 was 49 days, which is consistent with the number of days' sales in receivables at September 30, 1997 of 46 days. Inventory turnover has decreased slightly from the year earlier quarter dropping to an annual rate of 8.0 times during the three months ended September 30, 1998 from an annual rate of 9.6 times during the three months ended September 30, 1997. This decrease is a result of the acquisition of Ad Art, where inventory levels are necessarily higher than the Company's other divisions.

       Net cash used for investing activities for the quarter ended September 30, 1998 was $198,687 of which $208,206 was used for capital expenditures, $1,007 was used to maintain patents, and $10,526 was provided by the sale of fixed assets.

       Net cash provided by financing activities for the quarter ended September 30, 1998 was $2,437,553. Of this amount, $2,853,056 was received through advances on the Company's lines of credit and $33,437 was received upon the exercising of certain outstanding stock options. Other financing activities included payments of notes payable and capital lease obligations of $372,075 and $76,865, respectively.

       The Company has a $1,300,000 revolving bank line of credit. Advances on the credit line carry an interest rate of 1% over prime. The line of credit, which is renewable, initially matures October 1, 1999, and is collateralized by property, accounts receivable and inventory, and subsidiary guarantees. The loan agreement contains covenants which require the Company to maintain certain financial and operating ratios. At November 11, 1998, $1,300,000 was outstanding against this line of credit.

       The Company, through its Ad Art Subsidiary, has an additional $5,000,000 revolving line of credit. Advances on the credit line carry an interest rate of 2.5% over prime. The line of credit, which is renewable, initially matures March 31, 2000 and is collateralized by accounts receivable and inventory of Ad Art and a guarantee by the Company. At November 11, 1998, $2,742,445 was outstanding against this line of credit.



              (THE REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK)

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM  1.  LEGAL  PROCEEDINGS.
-----------------------------

       Not applicable.

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

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM 8-K.
-----------------------------------------------

       Not applicable.


                                   SIGNATURES
                                   ----------

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      LA-MAN CORPORATION

November 13, 1998                     By:  /s/ J. William Brandner
                                          --------------------------------------
                                          J. William Brandner, President & Chief
                                          Executive Officer

                                      By:  /s/ Todd D. Thrasher
                                          --------------------------------------
                                          Todd D. Thrasher, Vice President &
                                          Treasurer, Chief Financial Officer and
                                          Chief Accounting Officer