Form 10QSB/A
period 1998-09-30
DISPLAY TECHNOLOGIES INC
filed 1999-01-20
CIK 718660

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                         ____________________________


                              FORM 10-QSB/A

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

For the Quarterly Period Ended September 30, 1998         Commission file
                                                           number 0-14427


                         ____________________________


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

                         ____________________________

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                                 [x] Yes  [_] No


  As of November 11, 1998, 4,956,750 shares of Common Stock were outstanding.


================================================================================

PART 1 - FINANCIAL INFORMATION
DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

                                                                                                     September 30,
                                                                                                          1998
                                                                                                     --------------
                                    ASSETS
Current Assets:
     Cash                                                                                              $   296,957
     Accounts receivable:
         Trade, less allowance for doubtful accounts of $319,365                                         9,079,459
         Other                                                                                             453,782
     Inventories                                                                                         5,512,778
     Costs and estimated earnings in excess of billings on uncompleted contracts                         3,024,662
     Prepaid expenses                                                                                      754,974
     Deferred tax assets                                                                                   612,000
                                                                                                     --------------

         Total current assets                                                                           19,734,612
                                                                                                     --------------

Property, plant and equipment, less accumulated depreciation                                             6,179,060
                                                                                                     --------------

Other assets:
     Intangibles, less accumulated amortization                                                          8,942,145
     Deferred tax assets                                                                                    15,000
     Other                                                                                                 301,891
                                                                                                     --------------

         Total other assets                                                                              9,259,036
                                                                                                     --------------

                                                                                                       $35,172,708
                                                                                                     ==============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                                  $ 3,720,719
     Customer deposits                                                                                   1,120,909
     Accrued expenses                                                                                    3,704,621
     Billings in excess of costs and estimated earnings on uncompleted contracts                           173,865
     Current portion of long-term debt                                                                     652,151
     Current portion of obligations under capital leases                                                   165,267
                                                                                                     --------------

         Total current liabilities                                                                       9,537,532
                                                                                                     --------------

Non-current liabilities:
     Line of credit                                                                                      5,812,251
     Long-term debt, less current maturities                                                             6,883,732
     Obligations under capital leases, less current portion                                                279,577
     Other                                                                                                  76,102
                                                                                                     --------------

         Total non-current liabilities                                                                  13,051,662
                                                                                                     --------------

Stockholders' equity:
     Common stock                                                                                            4,957
     Additional paid-in capital                                                                         11,639,165
     Accumulated deficit                                                                                   939,392
                                                                                                     --------------
         Total stockholders' equity                                                                     12,583,514
                                                                                                     --------------

                                                                                                       $35,172,708
                                                                                                     ==============

    See accompanying notes to condensed consolidated financial statements.

                  DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                              Three Months Ended
                                                                                 September 30,
                                                                       --------------------------------
                                                                            1998              1997
                                                                       --------------    --------------
Sales                                                                  $   17,034,013    $    5,081,347
Costs of sales                                                             11,034,780         2,688,579
                                                                       --------------    --------------
Gross profit                                                                5,999,233         2,392,768
                                                                       --------------    --------------

Operating expenses:
     Selling                                                                2,461,240           860,933
     General and administrative                                             1,752,058         1,126,173
                                                                       --------------    --------------
Total operating expenses                                                    4,213,298         1,987,106
                                                                       --------------    --------------
Income from operations                                                      1,785,935           405,662
                                                                       --------------    --------------
Other income (expense):
     Interest income                                                           18,757            26,842
     Interest expense                                                        (305,282)          (72,151)
     Gain on disposals of property and equipment                                4,784                 -
     Other                                                                        921                 -
                                                                       --------------    --------------
                                                                             (280,820)          (45,309)
                                                                       --------------    --------------
Income from continuing operations before provision for income taxes         1,505,115           360,353
Provision for income taxes                                                    587,000            70,000
                                                                       --------------    --------------
Net income                                                             $      918,115    $      290,353
                                                                       ==============    ==============
Earnings per common share:
     Basic                                                             $         0.18    $         0.08
                                                                       ==============    ==============
     Diluted                                                           $         0.14    $         0.06
                                                                       ==============    ==============
Weighted average shares outstanding:
     Basic                                                                  5,170,794         3,730,685
                                                                       ==============    ==============
     Diluted                                                                7,171,423         4,947,057
                                                                       ==============    ==============

    See accompanying notes to condensed consolidated financial statements.

                   DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                             Three Months Ended
                                                                                                September 30,
                                                                                     --------------------------------
                                                                                           1998            1997
                                                                                     ---------------   --------------
Cash flows from operating activities:
     Net income                                                                      $   918,115       $   290,353
     Adjustments to reconcile net income to net cash used for operating activities:
         Depreciation and amortization                                                   247,551           119,223
         Gain on disposal of property and equipment                                       (4,783)                -
         Contribution of common stock to 401(k) plan                                      29,255            23,274
         Realization of deferred income                                                        -            (9,828)
         Change in deferred income taxes                                                  69,000            35,750
         Other                                                                           (20,857)           13,250
         Changes in assets and liabilities, net of effects of acquisitions:
              Accounts receivable, trade                                              (2,200,119)         (364,523)
              Other receivables                                                           (2,998)           38,921
              Inventories, including adjustments to costs,
                   billings and estimated earnings                                    (2,624,103)           20,518
              Prepaid expenses                                                           235,657            14,414
              Accounts payable                                                           899,195           (66,020)
              Customer deposits                                                         (211,508)          (19,067)
              Accrued expenses                                                           180,696          (336,862)
              Other                                                                        5,426                 -
                                                                                     ---------------   --------------

Net cash used for continuing operating activities                                     (2,479,473)         (240,597)
                                                                                     ---------------   --------------

Net cash used for discontinued operating activities                                            -            (8,316)
                                                                                     ---------------   --------------

Cash flows from investing activities:
     Purchase of property, plant and equipment                                          (208,206)         (101,793)
     Net cash received from acquisition of Certified Maintenance Services, Inc.                -            28,587
     Patent, trademark and other intangible acquisition costs                             (1,007)                -
     Proceeds from sales of property, plant and equipment                                 10,526                 -
                                                                                     ---------------   --------------

Net cash used for investing activities                                                  (198,687)          (73,206)
                                                                                     ---------------   --------------

Cash flows from financing activities:
     Net change in line of credit borrowings                                           2,853,056                 -
     Proceeds from issuance of notes payable, net of debt issue costs                          -           307,957
     Principal payments on notes payable                                                (372,075)          (77,625)
     Proceeds from sales of stock, including option and
         warrant exercises, net of issuance costs                                         33,437            67,184
     Payments on capital lease obligations                                               (76,865)           (9,061)
                                                                                     ---------------   --------------

Net cash provided by financing activities                                              2,437,553           288,455
                                                                                     ---------------   --------------

Decrease in cash                                                                        (240,607)          (33,664)
Cash, beginning of period                                                                537,564           231,313
                                                                                     ---------------   --------------

Cash, end of period                                                                  $   296,957       $   197,649
                                                                                     ===============   ==============

    See accompanying notes to condensed consolidated financial statements.

                  DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  BASIS OF PRESENTATION

       The financial information included herein is unaudited and does not include all of the information and disclosures required by generally accepted accounting principles; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations for the interim periods. Certain reclassifications have been made in the September 30,1997 financial statements to conform to the September 30, 1998 presentation. This report should be read in conjunction with the Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998.

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
                                                  ----------

                                                  $5,512,778
                                                  ==========

NOTE 4 -  UNCOMPLETED CONTRACTS

       The costs and estimated earnings in excess of billings on uncompleted contracts consisted of the following at September 30, 1998:

            Costs incurred on uncompleted contracts   $ 4,559,446
            Estimated earnings                          1,765,747
                                                      -----------
                                                        6,325,193

            Billings to date                           (3,474,396)
                                                      -----------
                                                      $ 2,850,797
                                                      ===========

            Included in the accompanying balance sheet under the following captions:

            Costs and estimated earnings in excess of
                 billings on completed contracts      $ 3,024,662
            Billings in excess of costs and estimated
                 earnings on completed contracts         (173,865)
                                                      -----------
                                                      $ 2,850,797
                                                      ===========


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

       Also during the three months ended September 30, 1998, 8,668 shares of common stock value at $29,255were issued in connection with the Company's 401(k) Plan matching contribution.

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


NOTE 7 - SUBSEQUENT EVENT - STOCK DIVIDEND

       On October 29, 1998, the Company authorized a five percent (5%) stock dividend to be issued November 30, 1998 to holders of record on November 16, 1998. This dividend increased the basis and diluted weighted average shares outstanding at September 30, 1998 by 246,228 and 341,496, respectively, and at September 30, 1997 by 177,652 and 235,574, respectively. Earnings per share for the three months ended September 30, 1998 and 1997 have been retroactively restated to reflect the effects of this stock dividend.


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

       The Company's overall gross profit margin dropped to 35.2% of sales for the quarter ended September 30, 1998, from 47.1% for the same quarter of the previous year. The drop in gross margin is a direct result of the change in the sales mix resulting from the Ad Art acquisition. Ad Art's products are typically sold at margins of 30% to 35% which is consistent with the Company's margins on similar commercial displays. These margins are significantly lower than the historical 55% to 60% gross margins on the Company's institutional display and the filtration segment, which have higher gross margins but higher selling expenses.

       Selling expense increased by 186% from $860,933 in the first quarter of fiscal 1998, to $2,461,240 in the first quarter of fiscal 1999. Again, this increase was a result of acquisitions, as selling expenses, expressed as a percentage of sales, dropped from 16.9% of sales at September 30, 1997 to 14.4% of sales at September 30, 1998.

       While the filtration segment's selling expenses decreased by 24% from $76,557 for the quarter ended September 30, 1997, to $58,476 for the quarter ended September 30, 1998, the display segment's selling expenses increased by 206% from $784,376 to $2,402,764, respectively. However, as a percentage of sales, the filtration segments's selling expenses dropped from 15.7% to 14.1% of sales. The display segment's selling expenses also dropped, from 17.1% to 14.5% of sales due to the acquisition of Ad Art where selling expenses average approximately 12.4% of sales.

       General and administrative expenses increased by 55.6% from $1,126,173 to $1,752,058 for the three months ended September 30, 1997 and 1998, respectively. While the filtration segment had less than a $1,000 increase in general and administrative expenses, the display segment, which includes the effects of acquisitions, had a 53.1% increase from $802,188 to $1,228,112. Additionally, corporate general and administrative expenses increased 76.7% from $259,870 to $459,240 for the first quarters of fiscal 1998 and 1999, respectively. A majority of the increase in the display segment's general and administrative expenses came from the acquisition of Ad Art, which added $394,669

       Corporate general and administrative expenses primarily consist of executive compensation and benefits, occupancy costs of the corporate office, and other compliance costs incurred as a result of being a public company such as legal fees, director fees, SEC and NASDAQ filing costs and investor relations and publicity costs. From the quarter ended September 30, 1997 to the quarter ended September 30, 1998 corporate general and administrative costs increased $199,370. Approximately $121,000 of this increase resulted from increased salary and bonus compensation to executives whose compensation and bonuses are calculated under a formula based upon the financial performance of the Company. Additionally, the corporate division hired two new employees during the first quarter of fiscal 1999. The other significant expense increase, of approximately $78,000, resulted from an expansion in investor relations and stock promotion. Prior to this expansion, investor relations and publicity activities were very limited.

       Non-operating items netted to a $280,820 expense for the first quarter in fiscal 1999 compared to a $45,309 expense in fiscal 1998 - a net increase in expenses of $235,511. The main component of this increase is interest expense, which increased by $233,131 or 323%, from $72,151 for the three months ended September 30, 1997 to $305,282 for the three months ended September 30, 1998. The increase in interest expense is directly attributable to the Ad Art acquisition. Approximately $90,000 in interest was expensed during the quarter on debt incurred to finance the acquisition and approximately $171,000 in additional interest was expensed on debt assumed in the acquisition.

       Income tax expense for the first quarter in fiscal 1999 was $587,000 (a 39% effective tax rate) compared to $70,000 (a 19% effective tax rate) the first quarter of fiscal 1998 - an net increase in expense of $517,000. The low effective rate for the quarter ended September 30, 1997 was the result of the recognition of tax benefits derived from net operating losses incurred in prior years. All benefits of these historical net operating losses have now been realized and future tax expense should approximate the statutory rates.

       Net income increased by 216%, from $290,353 for the three months ended September 30, 1997 to $918,115 for the three months ended September 30, 1998. On a per share basis, basic earnings per share increased by 125% from $0.08 per share for the first quarter of fiscal 1998 to $0.18 per share for the first quarter of fiscal 1999, despite the 39% increase in weighted average shares outstanding. Diluted earnings per share increased by 133% from $0.06 for the first three months ended September 30, 1997 to $0.14 for the first three months ended September 30, 1998 despite a 45% increase in weighted average shares outstanding.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       Net cash used for continuing operating activities for the quarter ended September 30, 1998 was $2,479,473. Net income for the period provided cash of $1,238,281, net of non-cash charges for depreciation and amortization, stock contributions to the Company's 401(k) plan, the change in deferred income taxes and other non-cash items. This cash provided was offset by a net change of $3,717,754 in the Company's operating assets and liabilities consisting primarily of increases in inventories, receivables, and accounts payable. These increases are a result of the sales growth, as the number of days' sales in receivables at September 30, 1998 was 49 days, which is consistent with the number of days' sales in receivables at September 30, 1997 of 46 days.
Inventory turnover has decreased slightly form the year earlier quarter dropping to an annual rate of 8.0 times during the three months ended September 30, 1998 from an annual rate of 9.6 times during the three months ended September 30, 1997. This decrease is a result of the acquisition of Ad Art, where inventory levels are necessarily higher than the Company's other divisions.

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


YEAR 2000 COMPUTER COMPLIANCE
-----------------------------

       Many existing computer programs use only two digits to identify a year in the date field, with the result that data referring to the year 2000 and subsequent years may be misinterpreted by these computer programs. If present in computer applications of the Company or its suppliers and not corrected, this problem could cause computer applications to fail or to create erroneous results and could cause a disruption in the operations and have an adverse effect on the Company's business and results of operations.

       The Company has analyzed and evaluated all internal information technology systems, equipment and operations to ensure Year 2000 compliance. The Company has been actively implementing new systems over the past few years and believes that all of its major information technology is Year 2000 compliant. All of the Company's computer systems are provided by third-party vendors. The Company has received assurances from the system vendors that all significant systems currently in place are Year 2000 compliant.

       The Company is currently communicating with vendors of materials, supplies, services and other products to ensure that their systems are Year 2000 compliant and that the Company will not experience any disruptions in product deliveries or services as a result of Year 2000 noncompliance. However, because of the availability of alternative suppliers for the majority of the Company's materials and services, the Company does not believe that nay potential noncompliance by our vendors will have a significant adverse effect on the Company.

       Expenditures to remediate the Year 2000 issue have not been material and the Company does not anticipate any material expenditures related to this issue in the future.



             (THE REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK)

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM  1.  LEGAL PROCEEDINGS.
----------------------------

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

ITEM 5. OTHER INFORMATION.
--------------------------

       Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
-------------------------------------------

       Not applicable.


                                  SIGNATURES
                                  ----------

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      LA-MAN CORPORATION

January 20, 1999                      By:  /s/ J. William Brandner
                                         --------------------------------------
                                         J. William Brandner, President & Chief
                                         Executive Officer

                                      By:  /s/ Todd D. Thrasher
                                         ---------------------------------------
                                         Todd D. Thrasher, Vice President &
                                         Treasurer, Chief Financial Officer and
                                         Chief Accounting Officer