Form 10QSB
period 1998-12-31
DISPLAY TECHNOLOGIES INC
filed 1999-02-05
CIK 718660

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ----------------------------

                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934


For the Quarterly Period Ended December 31, 1998                Commission file number 0-14427


                         ----------------------------


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

                         ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days.                                                      [x] Yes  [ ] No



   As of February 2, 1999, 5,871,035 shares of Common Stock were outstanding.


================================================================================

                       PART I  -  FINANCIAL INFORMATION
                  DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                                December 31,
                                                                                    1998
                                                                                ------------

                                   ASSETS
Current Assets:
  Cash                                                                          $   195,263
  Accounts receivable:
     Trade, less allowance for doubtful accounts of $313,874                     10,000,975
     Other                                                                          475,064
  Inventories                                                                     6,217,173
  Costs and estimated earnings in excess of billings on uncompleted contracts     3,232,002
  Prepaid expenses                                                                  847,203
  Deferred taxes                                                                    650,000
                                                                                -----------
     Total current assets                                                        21,617,680
                                                                                -----------
Property, plant and equipment, net                                                6,430,731
                                                                                -----------
Other assets:
  Intangible, less accumulated amortization                                       8,879,078
  Other                                                                             273,103
                                                                                -----------
     Total other assets                                                           9,152,181
                                                                                -----------
                                                                                $37,200,592
                                                                                ===========
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $ 5,063,541
  Customer deposits                                                                 879,378
  Accrued expenses                                                                3,577,642
  Billings in excess of costs and estimated earnings on uncompleted contracts       107,754
  Current portion of long-term debt                                                 648,861
  Current portion of obligations under capital leases                               108,958
                                                                                -----------
     Total current liabilities                                                   10,386,134
                                                                                -----------
Long-term liabilities:
  Borrowings against line of credit                                               5,683,100
  Long-term debt, less current portion                                            6,874,706
  Obligations under capital leases, less current portion                            254,012
  Deferred tax liabilities                                                           92,000
  Other liabilities                                                                  55,000
                                                                                -----------
     Total liabilities                                                           12,958,818
                                                                                -----------
Stockholders' equity:
  Common stock                                                                        5,382
  Additional paid-in capital                                                     13,332,327
  Retained earnings                                                                 517,931
                                                                                -----------
     Total stockholders' equity                                                  13,855,640
                                                                                -----------
                                                                                $37,200,592
                                                                                ===========

     See accompanying notes to condensed consolidated financial statements.

                  DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      Six Months Ended            Three Months Ended
                                                        December 31,                 December 31,
                                                 --------------------------    --------------------------
                                                     1998           1997           1998           1997
                                                 -----------     ----------    -----------     ----------
Sales                                            $34,471,630     $9,771,147    $17,437,617     $4,689,800
Cost of sales                                     22,374,607      5,327,422     11,339,827      2,638,843
                                                 -----------     ----------    -----------     ----------
Gross profit                                      12,097,023      4,443,725      6,097,790      2,050,957
                                                 -----------     ----------    -----------     ----------
Operating expenses:
  Selling                                          4,927,865      1,660,104      2,466,625        799,171
  General and administrative                       3,598,383      2,277,064      1,846,325      1,150,891
                                                 -----------     ----------    -----------     ----------
Total operating expenses                           8,526,248      3,937,168      4,312,950      1,950,062
                                                 -----------     ----------    -----------     ----------
Income from operations                             3,570,775        506,557      1,784,840        100,895
                                                 -----------     ----------    -----------     ----------

Other income (expense):
  Interest income                                     60,983         48,873         42,226         22,694
  Interest expense                                  (642,970)      (118,955)      (337,688)       (47,467)
  Gain (loss) on sales of assets, net                  4,377          3,150           (407)         3,150
  Other                                              (13,209)        20,013        (14,130)        20,013
                                                 -----------     ----------    -----------     ----------
                                                    (590,819)       (46,919)      (309,999)        (1,610)
                                                 -----------     ----------    -----------     ----------
Income before provision for income taxes           2,979,956        459,638      1,474,841         99,285
Provision for income taxes                         1,162,000         98,000        575,000         28,000
                                                 -----------     ----------    -----------     ----------
Net income                                       $ 1,817,956     $  361,638    $   899,841     $   71,285
                                                 ===========     ==========    ===========     ==========
Earnings Per Common Share:
  Basic                                          $       .35     $      .10    $       .17     $      .02
                                                 ===========     ==========    ===========     ==========
  Diluted                                        $       .25     $      .08    $       .12     $      .02
                                                 ===========     ==========    ===========     ==========
Weighted average number of shares outstanding:
  Basic                                            5,219,078      3,751,207      5,267,167      3,771,728
                                                 ===========     ==========    ===========     ==========
  Diluted                                          7,609,275      5,041,542      8,136,742      5,096,721
                                                 ===========     ==========    ===========     ==========


     See accompanying notes to condensed consolidated financial statements.

                  DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                             Six Months Ended                 Three Months Ended
                                                                December 31,                      December 31,
                                                        --------------------------          ------------------------
                                                            1998           1997                1998          1997
                                                        -----------     ----------          -----------   ----------
Cash flows from operating activities:
  Net income                                            $ 1,817,956      $ 361,638           $  899,841   $  71,285
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
     Depreciation and amortization                          470,644        245,003              223,093     125,780
     Gain on disposal of property and equipment              (5,783)        (3,150)              (1,000)     (3,150)
     Contribution of common stock to 401(k) plan            116,504         51,192               87,249      27,918
     Change in deferred income taxes                        138,000         75,500               69,000      39,750
     Other                                                  (41,715)        (4,989)             (20,858)     (8,411)
     Changes in assets and liabilities:
       Accounts receivable, trade                        (3,121,635)      (324,370)            (921,516)     40,153
       Other receivables                                    (24,280)        57,685              (21,282)     18,764
       Inventories, including adjustments to costs,
            billing and estimated earnings               (3,600,974)      (104,587)            (976,871)   (125,105)
       Prepaid expenses                                     143,429        (50,153)             (92,228)    (64,567)
       Accounts payable                                   2,237,840       (232,188)           1,338,645    (166,168)
       Customer deposits                                   (453,039)       (60,700)            (241,531)    (41,633)
       Accrued expenses                                      97,087       (450,230)             (83,609)   (113,368)
       Other                                                 19,074              -               13,648           -
                                                         ----------      ---------            ---------   ---------
Net cash provided by (used for) continuing operating
  activities                                             (2,206,892)      (439,349)             272,581    (198,752)
                                                         ----------      ---------            ---------   ---------
Net cash used for discontinued operating activities               -        (19,139)                   -     (10,823)
                                                         ----------      ---------            ---------   ---------

Cash flows from investing activities:
  Purchase of property, plant and equipment                (645,868)      (530,999)            (437,662)   (429,206)
  Net cash received from acquisition of Certified
      Maintenance Services, Inc.                                  -         28,587                    -           -
  Patent, trademark and other intangible acquisition
    costs                                                    (1,542)             -                 (535)          -
  Proceeds from sales of assets                              38,026          3,150               27,500       3,150
  Other                                                      36,000              -               36,000           -
                                                         ----------      ---------            ---------   ---------
Net cash used for investing activities                     (573,384)      (499,262)            (374,697)   (426,056)
                                                         ----------      ---------            ---------   ---------

Cash flows from financing activities:
  Net change in line of credit borrowings                 2,723,905        461,000             (129,151)    461,000
  Proceeds from issuance of notes payable, net of
     debt issue costs                                             -        302,705                    -           -
  Principal payments on notes payable                      (384,391)       (85,956)             (12,316)     (8,331)
  Proceeds from exercise of stock options and
      warrants, net of issuance costs                       258,457         62,677              225,020           -
  Payments on capital lease obligations                    (158,739)       (13,989)             (81,874)     (4,928)
  Other                                                      (1,257)             -               (1,257)     (9,759)
                                                         ----------      ---------            ---------   ---------
Net cash provided by financing activities                 2,437,975        726,437                  422     437,982
                                                         ----------      ---------            ---------   ---------

Decrease in cash                                           (342,301)      (231,313)            (101,694)   (197,649)
Cash, beginning of period                                   537,564        231,313              296,957     197,649
                                                         ----------      ---------            ---------   ---------
Cash, end of period                                      $  195,263      $       -            $ 195,263   $       -
                                                         ==========      =========            =========   =========

     See accompanying notes to condensed consolidated financial statements.

                  DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  BASIS OF PRESENTATION

       The financial information included herein is unaudited and does not include all of the information and disclosures required by generally accepted accounting principles; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations for the interim periods. Certain reclassifications have been made in the December 31, 1997 financial statements to conform to the December 31, 1998 presentation. This report should be read in conjunction with the Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998.

       The results of operations for the six months and three months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - ACQUISITIONS

       On February 18, 1998, the Company acquired all of the outstanding common stock of Electronic Sign Corporation (dba Ad Art) ("Ad Art") in exchange for 810,000 shares of the Company's $.001 par value common stock valued at $3,337,200 and $3,000,000 in cash. Additional costs of the acquisition, including legal and other fees, totaled $277,800. Up to an additional 540,000 (adjusted to 567,000 as a result of the November 30, 1998 five percent stock dividend - see Note 6) shares of the Company's $.001 par value common stock (the "contingent shares") are issuable on a pro rata basis if Ad Art's after tax earnings for fiscal 1999 are between $1.4 million and $2.4 million. The contingent shares are issuable at a rate of approximately 49,000 shares for each $100,000 of after tax income in excess of $1.4 million up to the maximum of 540,000 shares to be issued for after tax income of $2.4 million or higher. The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of the net assets acquired amounted to approximately $6,000,000, which has been accounted for as goodwill and is being amortized over its estimated life of 40 years. The operating results of Ad Art are included in the Company's consolidated results of operations from the date of acquisition.


NOTE 3  -  INVENTORIES

       Inventories at the end of interim periods are based on perpetual inventory records and physical counts. Inventories consist of the following at December 31, 1998:

            Raw materials and work in progress    $5,090,826
            Finished goods                         1,126,347
                                                  ----------
                                                  $6,217,173
                                                  ==========

NOTE 3 -  UNCOMPLETED CONTRACTS

       The costs and estimated earnings in excess of billings on uncompleted contracts consist of the following at December 31, 1998:

            Costs incurred on uncompleted contracts         $ 5,147,984
            Estimated earnings                                1,815,633
                                                             ----------
                                                            $ 6,963,617

            Billings to date                                 (3,839,369)
                                                             ----------
                                                            $ 3,124,248
                                                            ===========

            Included in the accompanying balance sheet under the following captions:

            Costs and estimated earnings in excess of
                 billings on completed contracts            $ 3,232,002
            Billings in excess of costs and estimated
                 earnings on completed contracts               (107,754)
                                                            -----------
                                                            $ 3,124,248
                                                            ===========

NOTE 5 -  REVOLVING LINE OF CREDIT

       The Company has a $1,500,000 revolving bank line of credit. Advances on the credit line carry an interest rate of 1% over prime. The line of credit, which is renewable, matures October 1, 2000 and is collateralized by property, accounts receivable and inventory, and subsidiary guarantees. The loan agreement contains covenants which require the Company to maintain certain financial and operating ratios. At December 31, 1998, $931,000 was outstanding against this line of credit

       The Company, through its Ad Art Subsidiary, has an additional $5,000,000 revolving line of credit. Advances on the credit line carry an interest rate of 1.5% over prime. The line of credit, which is renewable, matures March 31, 2000 and is collateralized by accounts receivable and inventory of Ad Art and a guarantee by the Company. At December 31, 1998, $4,752,100 was outstanding against this line of credit.


NOTE 6 -  CAPITAL STOCK

       During the six months ended December 31, 1998, a total of 142,366 options to purchase the Company's $.001 par value common stock were exercised at prices varying from $.46 to $2.04 per share, for total cash proceeds to the Company of $62,452.

       During December 1998, a total of 45,000 public warrants to purchase the Company's $.001 par value common stock were exercised at $4.32 per share, resulting in proceeds to the Company of $194,400.

       Also during the six months ended December 31, 1998, 32,739 shares of common stock valued at $116,504 were issued in connection with the Company's 401(k) Plan matching contribution.

       On July 1, 1998, options to acquire up to 135,000 shares of the Company's $.001 par value common stock were issued as an advance payment for investment consulting services. Additional paid in capital was credited for $76,950, the fair value of the options issued, while the advance payment is being amortized over 38 months, the term of the consulting agreement.

       On November 1, 1998, accrued executive bonuses totaling $61,274 were paid through the issuance of 18,155 shares of common stock.

       On November 30, 1998, a five percent (5%) stock dividend was granted to shareholders of record on November 16, 1998, which resulted in the issuance of 248,596 additional shares and cash payments totaling $1,257 in lieu of issuing fractional shares. Earnings per share for periods prior to the stock dividend have been retroactively restated to reflect the effects of this stock dividend.



NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

       The following summarizes noncash investing and financing transactions during the six months ended December 31, 1998 and 1997:

                                                                             1998          1997
                                                                         ----------    ----------
Common stock issued for payment of incentive bonuses                     $   61,274    $   33,400
Fair value of stock options issued for investment consulting services        76,950        16,000
Issuance of common stock for 401(k) matching contribution                   116,504        51,192
Issuance of common stock for 5% stock dividend                            1,320,045       577,524
Debt refinancing                                                                  -     2,005,318
Debt issue costs paid from notes payable                                          -       167,605
Assumption of liabilities for net assets of
   Certified Maintenance Services, Inc.                                           -       596,656


NOTE 8  -   RECENT ACCOUNTING PRONOUNCEMENTS

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

             (THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)
                  DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES


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

       The results of operations for the six months and three months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year. The Company is continuously exploring acquisition candidates and plans to continue to grow through acquisitions as well as internally. Management is currently in various stages of acquisition discussions with several companies. If any of these acquisitions are ultimately consummated during the current fiscal year, operating results in future quarters could be significantly different from the operating results for the six months and three months ended December 31, 1998. However, all of these discussions to date have been on the basis of no dilution to the present shareholders.


SIX MONTHS ENDED DECEMBER 31, 1998 VS. DECEMBER 31, 1997
--------------------------------------------------------

       The Company's sales for the six months ended December 31, 1998 increased by $24,700,483, or 253% over the same period in the prior year. Operating income increased by $3,064,218, or 604% while income, before provision for income taxes, increased by $2,520,318, or 548%. Certain tax net operating losses used during the prior fiscal year, but not available in the current fiscal year, resulted in the provision for income taxes increasing to $1,162,000 (an effective rate of 39%) for the six month period ended December 31, 1998, compared to $98,000 (an effective rate of 21%) for the same period in the prior year. Net income for the six months ended December 31, 1998 increased by $1,456,318, or 403% over the same period in the prior year. Basic earnings per common share increased by $.25 on a 39% increase in weighted average shares outstanding, while diluted earnings per common share increased by $.17 on a 51% increase in weighted average shares outstanding over the same period.

       The increased sales resulted from increases in the sign and image enhancement display segment (the "display segment"). The $33,638,230 display segment's sales, which accounted for 97.6% of consolidated sales for the six months ended December 31, 1998, increased by $24,793,987, or 280%, while the $833,400 in filtration segment sales decreased by $93,504, or 10%, over the same period of the prior year.

       The sales growth in the display segment can be broken down into internal sales growth of $682,915 and growth from acquisitions of $24,111,072. The acquisition growth in the display segment resulted from the February 18, 1998 acquisition of Ad Art. Ad Art contributed sales of $24,111,072 for the six months ended December 31, 1998. While these sales represented increased sales resulting from an acquisition, Ad Art has shown significant internal growth since being acquired in February 1998. For comparative purposes, Ad Art's sales for the twelve months ended December 31, 1997 (prior to the acquisition) were $28,277,081. Therefore, sales for the six month period ended December 31, 1998 are 85% of a full year's sales prior to the acquisition. The Company has enabled this rapid growth at Ad Art by providing increased access to working capital. This working capital has allowed Ad Art to pursue larger sign contracts and to allocate resources to new technologies, such as the full color L.E.D. (light emitting diode) video displays introduced by Ad Art in June 1998.

       Excluding the effects of the Ad Art acquisition, display segment sales were $9,527,158 and $8,843,729 for the six months ended December 31, 1998 and 1997, respectively, an increase of 8%. This increase can be further broken down between institutional signage displays and commercial image enhancement displays and related products and services. Institutional signage displays accounted for sales of $4,893,538 and $4,285,097 for the six months ended December 31, 1998 and 1997, respectively, an increase of 14%, while commercial image enhancement displays accounted for sales of $4,633,620 and $4,558,632, respectively, an increase of 2%.

       A majority of the increased sales in institutional signage displays relates to government and military sales, which were $811,937 and $192,881 for the six months ended December 31, 1998 and 1997, respectively, an increase of 321%. Sales to schools increased over last year, with sales of $1,421,904 for the six months ended December 31, 1998, compared to $1,194,637 for the six
months ended December 31, 1997, an increase of 19%.   In contrast, church sign
sales decreased over last year, with sales of $2,520,880 and $2,781,766 for the six months ended December 31, 1998 and 1997, respectively - a decrease of 9%. This decrease relates to the shifting of experienced sales personnel from church sign sales to government and military sales.

       The Company's overall gross profit margin dropped to 35.1% of sales for the six months ended December 31, 1998 compared to 45.5% for the same period of the previous year. The drop in gross margin is a direct result of the change in the sales mix resulting from the Ad Art acquisition. Ad Art's products are typically sold at margins of 30% to 35% with some electronic products as high as 40%, which is consistent with the Company's margins on similar commercial displays. These margins are significantly lower than the historical 55% to 60% gross profit margins on the Company's institutional displays and the filtration segment, which have higher gross profit margins but also have higher selling costs.

       Selling expenses for the six months ended December 31, 1998 increased by $3,267,761, or 197%, over the same period of the prior year and were 14.3% of sales for the six months ended December 31, 1998, compared to 17.0% of sales in the same period of the prior year. This change, like the change in gross profit margins, is related to the changing sales mix resulting from the acquisition of Ad Art. Selling expenses on commercial displays (which included Ad Art) were 12.8% of sales for the six months ended December 31, 1998, compared to 11.3% of commercial display sales in the same period of the prior year. Selling expenses on institutional displays for the six months ended December 31, 1998 and 1997 were 22.5% and 22.7% of sales, respectively. Therefore, as the sales mix has changed to include a much larger percentage of commercial displays, selling expenses, as a percentage of consolidated sales, has decreased.

       General and administrative (G&A) expenses for the six months ended December 31, 1998 increased by $1,321,319, or 58% over the same period of the prior year. The portion of this increase relating directly to the acquisition of Ad Art is $854,306. Additionally, for the six months ended December 31, 1998, corporate G&A expenses increased by $370,925, or 72%, the display segment's G&A expenses grew internally by $103,198, or 6%, and the filtration segment's G&A expenses decreased by $7,110, or 5%, over the same period of the prior year.

       Corporate general and administrative expenses primarily consist of executive compensation and benefits, occupancy costs of the corporate office, and other compliance costs incurred as a result of being a public company such as legal fees, director fees, SEC and NASDAQ filing costs and investor relations and publicity costs. Approximately $254,000 of the increase in these corporate G&A expenses as compared to the same period in the prior year relates to increased salary and bonus compensation to executives whose compensation and bonuses are calculated under a formula based upon the financial performance of the Company. Additionally, the corporate division hired two new employees during the first quarter of fiscal 1999. The other significant expense increase, of approximately $73,000, resulted from an expansion in investor relations and services. Prior to this expansion, investor relations and services were very limited.

       Non-operating expenses (net) for the six months ended December 31, 1998 increased by $543,900 over the six months ended December 31, 1997. The main component of this increase is interest expense, which increased by $524,015, or 441%, over the prior year. This increase in interest expense is directly attributable to the Ad Art acquisition. Approximately $170,000 in interest was incurred during the six months ended December 31, 1998 on debt incurred to finance the acquisition and approximately $344,500 in additional interest was incurred on debt assumed in the acquisition.

       Income tax expense for the first two quarters of fiscal 1999 was $1,162,000 (a 39% effective tax rate) compared to $98,000 (a 19% effective tax rate) for the first two quarters of fiscal 1998 - a net increase of $1,064,000. The low effective rate for the six months ended December 31, 1997 was the result of the recognition of tax benefits derived from tax net operating losses incurred in prior years. All benefits of these historical tax net operating losses have now been realized and future tax expenses should approximate statutory rates.


THREE MONTHS ENDED DECEMBER 31, 1998 VS. DECEMBER 31, 1997
----------------------------------------------------------

       The Company's sales for the three months ended December 31, 1998 increased by $12,747,817, or 272% over the same period in the prior year. Operating income increased by $1,683,945 and income before provision for income taxes increased by $1,375,556. Certain net operating losses used during the prior fiscal year, but not available in the current fiscal year, resulted in the provision for income taxes increasing to $575,000 (an effective rate of 39%) for the three months ended December 31, 1998, compared to $28,000 (an effective rate of 28%) for the same period in the prior year. Net income for the three months ended December 31, 1998 increased by $828,556 over the same period in the prior year. Basic earnings per common share increased by $.15 on a 40% increase in weighted average shares outstanding, while diluted earnings per common share increased by $.10 on a 60% increase in weighted average shares outstanding over the same period.

       The increased sales resulted from increases in the display segment's sales, which accounted for 97.6% of consolidated sales for the six months ended December 31, 1998. This segment's sales increased by $12,769,103, or 300%, while filtration segment sales decreased by $21,286, or 10%, over the same period of the prior year.

       Ad Art, which was acquired in February 1998, contributed $12,510,021 in sales, with sales from previously existing display operations increasing by $259,082 over the same period of the prior year. Excluding the effects of the Ad Art acquisition, display segment sales were $4,510,332 and $4,251,250 for the three months ended December 31, 1998 and 1997, respectively - an increase of 6%. Further broken down, institutional signage displays accounted for sales of $2,254,748 and $2,028,104 for the three months ended December 31, 1998 and 1997, respectively - an increase of 11%, while commercial image enhancement displays accounted for sales of $2,255,584 and $2,223,146, respectively, an increase of 1%.

       Again, a majority of the increased sales in institutional signage displays related to government and military sales, which were $421,086 and $163,591 for the three months ended December 31, 1998 and 1997, respectively - an increase of 157%. Sales to schools also increased over the prior period, with sales of $534,115 for the three months ended December 31, 1998, and
$454,527 for the three months ended December 31, 1997,  an increase of 18%.   In
contrast, church sign sales decreased over the prior period, with sales of $1,206,248 and $1,353,791 for the three months ended December 31, 1998 and 1997, respectively, a decrease of 11%. This decrease relates to the shifting of experienced sales personnel from church sign sales to government and military sales.

       The Company's overall gross profit margin dropped to 35.0% of sales for the three months ended December 31, 1998 from 43.7% for the same period of the previous year. The drop in gross margin is, again, a direct result of the change in the sales mix resulting from the Ad Art acquisition.

       Selling expenses for the three months ended December 31, 1998 increased by $1,667,454, or 209%, over the same period of the prior year and were 14.1% of sales for the three months ended December 31, 1998, compared to 17.0% of sales for the same period of the prior year. This change is, again, related to the change in the Company's sales mix resulting from the Ad Art acquisition. Selling expenses on the commercial displays (which includes Ad Art) were 12.9% of sales for the three months ended December 31, 1998, compared to 10.6% for the same period of the prior year. Selling expenses on institutional displays for the three months ended December 31, 1998 and 1997 were 21.7% and 22.9% of sales, respectively. Therefore, as the sales mix has changed to include a much larger percentage of commercial displays, selling expenses, as a percentage of consolidated sales, has decreased.

       General and administrative (G&A) expenses for the three months ended December 31, 1998 increased by $695,434, or 60% over the same period of the prior year. The portion of this increase relating directly to the acquisition of Ad Art is $459,637. Additionally, for the three months ended December 31, 1998, corporate G&A expenses increased by $171,555, or 67%, the display segment's G&A expenses grew internally by $71,943, or 9%, and the filtration segment's G&A expenses decreased by $7,701, or 11%, over the same period of the prior year.

       Approximately $133,000 of the increase in these corporate G&A expenses as compared to the same period in the prior year relates to increased salary and bonus compensation to executives whose compensation and bonuses are calculated under a formula based upon the financial performance of the Company. Additionally, the corporate division hired two new employees during the first quarter of fiscal 1999. The other significant expense increase, of approximately $31,000, resulted from an expansion in investor relations and services. Prior to this expansion, investor relations and publicity activities were very limited.

       Non-operating expenses (net) for the three months ended December 31, 1998 increased by $308,389 over the three months ended December 31, 1997. The main component of this increase was interest expense, which increased by $290,221 over the prior year. This increase in interest expense is directly attributable to the Ad Art acquisition. Approximately $80,000 in interest was incurred during the three months ended December 31, 1998 on debt incurred to finance the acquisition and approximately $173,500 in additional interest was incurred on debt assumed in the acquisition.

       Income tax expense for the second quarter of fiscal 1999 was $575,000 (a 39% effective tax rate), compared to $28,000 (a 28% effective tax rate) for the second quarter of fiscal 1998 - a net increase of $547,000. The low effective rate for the three months ended December 31, 1997 was the result of recognition of tax benefits derived from net operating losses incurred in prior years. All benefits of these historical net operating losses have now been realized and future tax expenses should approximate statutory rates.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       Net cash used for operating activities for the six months ended December 31, 1998 was $2,206,892. Net income for the period provided cash of $2,495,606, net of non-cash charges for depreciation and amortization, gains on fixed asset sales, stock contributions to the Company's 401(k) plan, the change in deferred income taxes, and other non-cash items. This cash provided was offset by a net change of $4,702,498 in the Company's operating assets and liabilities, consisting primarily of changes in inventories, receivables, and accounts payable.

       Net cash used for investing activities for the six months ended December 31, 1998 was $573,384 of which $645,868 was used for capital expenditures and $1,542 was used to maintain patents. These uses were partially offset by $38,026 that was provided by the sale of fixed assets and $36,000 that was provided by other investing activities.

       Net cash provided by financing activities for the six months ended December 31, 1998 was $2,437,975. This amount consists of $2,723,905 was that received through net advances on the Company's lines of credit and $258,457 that was received upon the exercise of certain outstanding stock options and warrants. Offsetting financing activities included payments on notes payable and capital lease obligations of $384,391 and $158,739, respectively, and the payment of $1,257 in cash dividends in lieu of issuing fractional shares related to the 5% stock dividend.

       The Company has a $1.5 million revolving bank line of credit. Advances on the credit line carry an interest rate of 1% over prime. The line of credit, which is renewable, matures October 1, 2000 and is collateralized by property, accounts receivable and inventory, and subsidiary guarantees. The loan agreement contains covenants which require the Company to maintain certain financial and operating ratios. At February 2, 1999, there was no balance outstanding against this line of credit.

       The Company, through its Ad Art Subsidiary, has an additional $5,000,000 revolving line of credit. Advances on the credit line carry an interest rate of 1.5% over prime. The line of credit, which is renewable, initially matures March 31, 2000 and is collateralized by accounts receivable and inventory of Ad Art and a guarantee by the Company. At February 2, 1999, $4,697,252 was outstanding against this line of credit.


YEAR 2000 COMPUTER COMPLIANCE
-----------------------------

       Many existing computer programs only use two digits to identify a year in the date field, with the result that data referring to the Year 2000 and subsequent years may be misinterpreted by these programs. If present in computer applications of the Company or its suppliers and not corrected, this problem could cause computer applications to fail or to create erroneous results and could cause a disruption in operations and have an adverse effect on the Company's business and results of operations.

       Over the last few years, the Company has analyzed and evaluated all internal information technology systems, equipment and operations to ensure their Year 2000 compliance. The Company has been actively implementing new systems over the last few years, and believes that all of its major information technology, including our computer operated electronic display products, is Year 2000 complaint. Letters of compliance have been requested from each vendor and, when the need is identified, the Company intends to work with its vendors in determining appropriate testing and compliance processes. Expenditures to remediate Year 2000 issues have not been material and are not expected to be material in the future.

       The Company does not assess as high the risks to operations of Year 2000 noncompliance by vendors, since the Company's numerous alternate sources of suppliers exist. However, despite this fact and our efforts to ensure the Company's Year 2000 compliance and that of its vendors, the Company could potentially experience a disruption in its operations as a result of Year 2000 noncompliance of certain vendors, financial institutions, governmental agencies or other third parties or external systems. Such a disruption could potentially affect various aspects of business operations, such as the timeliness of completion and delivery of major electronic display products.


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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY - HOLDERS.
------------------------------------------------------------

       The Company held its 1998 annual meeting of shareholders (the "1998 Annual Meeting") on October 29, 1998.

       Proxies for the 1998 Annual Meeting were solicited by the Company's management pursuant to Regulation 14A under the Exchange Act, there was no solicitation in opposition to management's nominees for election of directors as listed in the Company's September 15, 1998 Proxy Statement delivered in connection with the 1998 Annual Meeting, and all of such nominees were elected.

       At the Annual Meeting, 11 persons were elected to serve as directors of the Company until the next annual meeting of shareholders and until their successors are elected and qualified, and the Company's shareholders ratified the appointment of BDO Seidman, LLP, as independent auditors of the Company for the June 30, 1999 fiscal year. The Company's shareholders also approved Restated Articles of Incorporation of the Company. The number of votes cast for, against or withheld, as well as the number of abstentions (including broker non-votes), as to each of such matters was as follows:

                               Votes          Votes     Votes        Votes
                                For          Against  Withheld    Abstaining
                             ---------      --------  --------    ----------
  Gary Donald Bell           4,814,030          0         428        6,150
  J. William Brandner        4,814,030          0         428        6,150
  Edwin M. Freakley          4,803,192          0      11,266        6,150
  Thomas N. Grant            4,813,458          0       1,000        6,150
  Philip Howe Hoard          4,813,958          0         500        6,150
  Lester Jacobs              4,813,958          0         500        6,150
  Terry J. Long              4,813,958          0         500        6,150
  Lou A. Papais              4,812,856          0       1,602        6,150
  William A. Retz            4,813,958          0         500        6,150
  Robert M. Smither          4,803,270          0      11,188        6,150
  J. Melvin Stewart          4,812,706          0       1,752        6,150

  Restated Articles of Incorporation     3,181,069     80,666      0    18,233
  Ratification of appointment of
   BDO Seidman, LLP                      4,794,762      9,064      0    17,209


ITEM 5. OTHER INFORMATION.
--------------------------

  Not applicable.
  ---------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

  Current Report on Form 8-K filed on December 7, 1998.

  Exhibit 27    Financial Data Schedule



                                   SIGNATURES
                                   ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DISPLAY TECHNOLOGIES, INC.

Date: February 2, 1999          By: /s/ J. William Brandner
                                   ---------------------------------------------
                                        J. William Brandner, President & Chief
                                        Executive Officer

                                By: /s/ Todd D. Thrasher
                                   ---------------------------------------------
                                        Todd D. Thrasher, Vice President &
                                        Treasurer, Chief Financial Officer and
                                        Chief Accounting Officer