Form 10QSB
period 1999-03-31
DISPLAY TECHNOLOGIES INC
filed 1999-05-13
CIK 718660

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             ____________________

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

For the Quarterly Period Ended March 31, 1999     Commission file number 0-14427


                       _________________________________

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

                       _________________________________


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days.                                                       [x] Yes  [ ] No



    As of May 10, 1999, 6,242,377 shares of Common Stock were outstanding.


================================================================================

                        PART I - FINANCIAL INFORMATION
                  DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                                                                                          March 31,
                                                                                            1999
                                                                                      ---------------
                                    ASSETS
Current Assets:
     Cash                                                                              $   488,638
     Accounts receivable:
     Trade, less allowance for doubtful accounts of $284,738                             8,489,731
     Other                                                                                 559,701
     Inventories                                                                         7,311,304
     Costs and estimated earnings in excess of billings on uncompleted contracts         3,384,406
     Prepaid expenses                                                                      925,482
     Deferred taxes                                                                        618,000
                                                                                       -----------

         Total current assets                                                           21,777,262
                                                                                       -----------

Property, plant and equipment, net                                                       6,822,977
                                                                                       -----------

Other assets:
     Intangibles, less accumulated amortization                                          8,872,532
     Other                                                                                 253,265
                                                                                       -----------

         Total other assets                                                              9,125,797
                                                                                       -----------

                                                                                       $37,726,036
                                                                                       ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                  $ 3,772,983
     Customer deposits                                                                   1,241,979
     Accrued expenses                                                                    2,855,374
     Billings in excess of costs and estimated earnings on uncompleted contracts            99,388
     Current portion of long-term debt                                                     649,999
     Current portion of obligations under capital leases                                   171,658
                                                                                       -----------

         Total current liabilities                                                       8,791,381

Long-term liabilities:
     Borrowings against lines of credit                                                  4,875,053
     Long-term debt, less current portion                                                6,878,233
     Obligations under capital leases, less current portion                                470,446
     Deferred tax liabilities                                                              198,000
                                                                                       -----------

         Total liabilities                                                              21,213,113
                                                                                       -----------

Stockholders' equity:
     Common stock                                                                            6,214
     Additional paid-in capital                                                         15,955,287
     Retained earnings                                                                     551,422
                                                                                       -----------

         Total stockholders' equity                                                     16,512,923
                                                                                       -----------

                                                                                       $37,726,036
                                                                                       ===========

    See accompanying notes to condensed consolidated financial statements.

                  DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       Nine Months Ended                    Three Months Ended
                                                            March 31,                             March 31,
                                                 --------------------------------   --------------------------------
                                                      1999             1998               1999             1998
                                                  -------------    --------------    ------------      --------------
Sales                                             $  48,454,671      $ 17,681,019     $ 13,983,041       $ 7,909,872
Costs of sales                                       31,651,976        10,330,262        9,277,369         5,002,840
                                                  -------------      ------------     ------------       -----------

Gross profit                                         16,802,695         7,350,757        4,705,672         2,907,032
                                                  -------------      ------------     ------------       -----------

Operating expenses:
     Selling                                          7,715,397         2,643,412        2,787,532         1,050,512
     General and administrative                       5,197,772         3,545,347        1,599,389         1,201,079
                                                  -------------      ------------     ------------       -----------

Total operating expenses                             12,913,169         6,188,759        4,386,921         2,251,591
                                                  -------------      ------------     ------------       -----------

Income from operations                                3,889,526         1,161,998          318,751           655,441

Other income (expense):
     Interest income                                     54,262            74,370           18,051            25,497
     Interest expense                                  (923,548)         (247,661)        (305,350)         (128,706)
     Gain (loss) on sales of assets, net                  1,512             4,542           (2,865)            1,392
     Other                                               12,694            19,770           25,903              (243)
                                                  -------------      ------------     ------------       -----------

Income before provision for income taxes              3,034,446         1,013,019           54,490           553,381
Provision for income taxes                            1,183,000           324,000           21,000           226,000
                                                  -------------      ------------     ------------       -----------

Net income                                        $   1,851,446      $    689,019     $     33,490       $   327,381
                                                  =============      ============     ============       ===========

Earnings Per Common Share:
     Basic                                        $         .34      $        .18     $        .01       $       .08
                                                  =============      ============     ============       ===========
     Diluted                                      $         .26      $        .14     $        .01       $       .06
                                                  =============      ============     ============       ===========

Weighted average number of shares outstanding:
     Basic                                            5,424,841         3,879,427        5,845,712         4,141,566
                                                  =============      ============     ============       ===========
     Diluted                                          7,674,421         5,304,887        8,376,268         5,663,589
                                                  =============      ============     ============       ===========

    See accompanying notes to condensed consolidated financial statements.

                  DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      Nine Months Ended                   Three Months Ended
                                                                          March 31,                            March 31,
                                                               -------------------------------     -------------------------------
                                                                     1999            1998                1999              1998
                                                                -------------    -------------      -------------     ------------
Cash flows from operating activities:
     Net income                                                  $ 1,851,446      $   689,019        $    33,490      $    327,381
     Adjustments to reconcile net income to net cash
       used for operating activities:
         Depreciation and amortization                               719,710          414,455            249,066           169,452
         (Gain) loss on disposal of property and equipment            (1,512)          (4,542)             2,865            (1,392)
         Contribution of common stock to 401(k) plan                 195,003           75,645             78,499            24,453
         Change in deferred income taxes                             276,000          112,510            138,000            37,010
         Other                                                       (55,666)         (12,744)           (13,951)           (7,755)
         Changes in assets and liabilities:
              Accounts receivable, trade                          (1,610,391)      (1,407,847)         1,511,244        (1,083,477)
              Other receivables                                     (108,917)         121,433            (84,637)           63,748
              Inventories, including adjustments to costs,
                    billing and estimated earnings                (4,841,230)         121,462         (1,240,256)          226,049
              Prepaid expenses                                        65,151         (591,342)           (78,278)         (541,189)
              Accounts payable                                       951,460       (1,259,350)        (1,286,380)       (1,027,162)
              Customer deposits                                      (90,437)         154,299            362,602           214,999
              Accrued expenses                                      (680,175)        (161,251)          (777,261)          288,979
              Other                                                   52,415                -             34,747                 -
                                                               -------------     ------------      -------------      ------------

Net cash used for continuing operating activities                 (3,277,143)      (1,748,253)        (1,070,250)       (1,308,904)
                                                               -------------     ------------      -------------      ------------
Net cash used for discontinued operating activities                        -          (22,157)                 -            (3,018)
                                                               -------------     ------------      -------------      ------------

Cash flows from investing activities:
     Purchase of property, plant and equipment                      (902,195)        (657,156)          (256,327)         (126,157)
     Business acquisitions, net of cash acquired                           -       (3,004,568)                 -        (3,033,155)
     Patent, trademark and other intangible acquisition costs        (41,479)               -            (39,937)                -
     Proceeds from sales of assets                                    38,026            4,542                  -             1,392
     Other                                                            11,000           99,221            (25,000)           99,221
                                                               -------------     ------------      -------------      ------------

Net cash used for investing activities                              (894,648)      (3,557,961)          (321,264)       (3,058,699)
                                                               -------------     ------------      -------------      ------------

Cash flows from financing activities:
     Net change in line of credit borrowings                       1,915,858          258,814           (808,047)         (202,186)
     Proceeds from issuance of notes payable, net of
         debt issue costs                                                  -        3,695,462                  -         3,392,757
     Principal payments on notes payable                            (396,952)         (92,039)           (12,561)           (6,083)
     Proceeds from exercise of stock options and
          warrants, net of issuance costs                          2,802,145           87,334          2,543,687            24,657
     Proceeds from sales of common stock, net of
         issue costs                                                       -          970,000                  -           970,000
     Net change in capital lease obligations                        (196,929)         184,856            (38,190)          198,845
     Other                                                            (1,257)               -                  -                 -
                                                               -------------     ------------      -------------      ------------

Net cash provided by financing activities                          4,122,865        5,104,427          1,684,889         4,377,990
                                                               -------------     ------------      -------------      ------------
Increase (decrease) in cash                                          (48,926)        (223,944)           293,375             7,369
Cash, beginning of period                                            537,564          231,313            195,263                 -
                                                               -------------     ------------      -------------      ------------

Cash, end of period                                              $   488,638      $     7,369        $   488,638      $      7,369
                                                               =============     ============      =============      ============

    See accompanying notes to condensed consolidated financial statements.

                  DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  BASIS OF PRESENTATION

          The financial information included in this report is unaudited and does not include all of the information and disclosures required by generally accepted accounting principles; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations for the interim periods. Certain reclassifications have been made in the March 31, 1998 financial statements to conform to the March 31, 1999 presentation. This report should be read in conjunction with the Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998.

          The results of operations for the nine months and three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - ACQUISITIONS

          On February 18, 1998, the Company acquired all of the outstanding common stock of Electronic Sign Corporation (dba Ad Art) ("Ad Art") in exchange for 810,000 shares (effectively 850,500 shares after adjustment for the November 30, 1998 five percent stock dividend - see Note 6) of the Company's $.001 par value common stock valued at $3,337,200 and $3,000,000 in cash. Additional costs of the acquisition, including legal and other fees, totaled $277,800. Up to an additional 540,000 (adjusted to 567,000 as a result of the November 30, 1998 five percent stock dividend) shares of the Company's $.001 par value common stock (the "contingent shares") are issuable on a pro rata basis if Ad Art's after tax earnings for fiscal 1999 are between $1.4 million and $2.4 million. The contingent shares are issuable at a rate of approximately 49,000 shares for each $100,000 of after-tax income in excess of $1.4 million up to the maximum of 540,000 shares to be issued for after tax income of $2.4 million or higher. The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of the net assets acquired amounted to approximately $6,000,000, which has been accounted for as goodwill and is being amortized over its estimated life of 40 years. The operating results of Ad Art are included in the Company's consolidated results of operations from the date of acquisition.


NOTE 3  - INVENTORIES

          Inventories at the end of interim periods are based on perpetual inventory records and physical counts. Inventories consisted of the following at March 31, 1999:

            Raw materials and work in progress          $5,957,601
            Finished goods                               1,353,703
                                                        ----------
                                                        $7,311,304
                                                        ==========

NOTE 3 -  UNCOMPLETED CONTRACTS

          The costs and estimated earnings in excess of billings on uncompleted contracts consisted of the following at March 31, 1999:

               Costs incurred on uncompleted contracts      $5,450,621
               Estimated earnings                            1,942,454
                                                            ----------
                                                             7,393,075
               Billings to date                              4,108,057
                                                            ----------
                                                            $3,285,018
                                                            ==========

               Included in the accompanying balance sheet under the following captions:

               Costs and estimated earnings in excess of
                 billings on completed contracts            $3,384,406
               Billings in excess of costs and estimated
                 earnings on completed contracts               (99,388)
                                                            ----------
                                                            $3,285,018
                                                            ==========

NOTE 5 -  REVOLVING LINE OF CREDIT

          The Company has a $1,500,000 revolving bank line of credit. Advances on the credit line carry an interest rate of 1% over prime. The line of credit, which is renewable, matures October 1, 2000 and is collateralized by property, accounts receivable and inventory, and subsidiary guarantees. The loan agreement contains covenants which require the Company to maintain certain financial and operating ratios. At March 31, 1999, there was no outstanding balance against this line of credit.

          The Company, through its Ad Art Subsidiary, has an additional $5,000,000 revolving line of credit. Advances on the credit line carry an interest rate of 1.5% over prime. The line of credit, which is renewable, matures March 31, 2000 and is collateralized by accounts receivable and inventory of Ad Art and a guarantee by the Company. At March 31, 1999, $4,875,053 was outstanding against this line of credit.

          The Company has received a commitment letter to refinance its two lines of credit. The new financing will result in a substantial increase in borrowing limits, a reduction of interest rates, and an extension of the current maturity dates. The new financing is expected to be completed before the Company's fiscal year end.

NOTE 6 -  CAPITAL STOCK

          During the nine months ended March 31, 1999, a total of 471,541 options to purchase the Company's common stock were exercised at prices varying from $.46 to $3.43 per share, for total cash proceeds to the Company of $486,864.

          Additionally, a total of 537,370 public warrants to purchase the Company's common stock were exercised at $4.32 per share, resulting in proceeds to the Company of $2,315,281, net of $6,157 in redemption costs on unexercised public warrants.

          Also during the nine months ended March 31, 1999, 43,295 shares of common stock valued at $195,003 were issued in connection with the Company's 401(k) Plan matching contribution.

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

          On November 30, 1998, a five percent (5%) stock dividend was paid to shareholders of record on November 16, 1998, which resulted in the issuance of 248,596 additional shares and cash payments totaling $1,257 in lieu of issuing fractional shares. Earnings per share for periods prior to the stock dividend have been retroactively restated to reflect the effects of this stock dividend.



NOTE 7 -  SUPPLEMENTAL CASH FLOW INFORMATION

          The following summarizes noncash investing and financing transactions during the nine months ended March 31, 1999 and 1998:

                                                                1999           1998
                                                             ----------     ----------
Common stock issued for payment of incentive bonuses         $   61,274     $   33,400
Fair value of stock options issued for services                  76,950        124,250
Issuance of common stock for 401(k) matching contribution       195,003         75,645
Issuance of common stock for 5% stock dividend                1,320,045        577,524
Debt refinancing                                                      -      2,005,318
Debt issue costs paid from notes payable                              -        167,605
Assumption of liabilities for net assets of
   Certified Maintenance Services, Inc.                               -        596,656
Stock issued for acquisition of Ad Art                                -      3,337,200

NOTE 8 -  EARNINGS PER SHARE

          Earnings per share for all periods presented is calculated under the provisions of Financial Accounting Standards No. 128, "Earnings per Share" which was adopted by the Company in 1998.

Diluted earnings per share for the nine months and three months ended March 31, 1999 and 1998 are calculated as follows:

                                                           Nine Months Ended March 31,           Three Months Ended March 31,
                                                        -------------------------------       ---------------------------------
                                                              1999            1998                  1999              1998
                                                         -------------    -------------        ------------      --------------
       Net income                                         $  1,851,446    $     689,019         $     33,490      $     327,381
       Convertible debt interest, net                          172,669           48,396               53,993             24,291
                                                         -------------    -------------        -------------     --------------
       Net income for purposes of calculated
         diluted earnings per share                       $  2,024,115    $     737,415         $     87,483      $     351,672
                                                         =============    =============        =============     ==============
       Weighted average shares                               5,424,841        3,879,427            5,845,712          4,141,566
       Convertible securities                                  890,345          238,313              890,345            238,313
       Dilutive options and warrants                         1,255,285        1,187,147            1,328,361          1,283,710
       Ad Art acquisition - contingent shares                  103,950                -              311,850                  -
                                                         -------------    -------------        -------------     --------------
       Diluted weighted average shares                       7,674,421        5,304,887            8,376,268          5,663,589
                                                         =============    =============        =============     ==============
       Diluted earnings per share                         $       0.26    $        0.14         $       0.01      $        0.06
                                                         =============    =============        =============     ==============

NOTE 9  - RECENT ACCOUNTING PRONOUNCEMENTS

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 requires companies to recognize all derivative contracts as either assets or liabilities on the balance sheet and to measure them at fair value. FAS 133 is effective for periods beginning after June 15, 1999. Historically, the Company has not entered into derivative contracts. Accordingly, FAS 133 is not expected to affect the Company's financial statements.





             (THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

                  DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          ----------------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

          The following discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations set forth in our Annual Report on Form 10-KSB for the year ended June 30, 1998, filed with the Securities and Exchange Commission on September 25, 1998, which discussion is incorporated herein by reference.

          Certain statements in this report may constitute "forward-looking statements" within the meaning of the private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of that act. These statements may include, without limitation, statements about the future competitiveness of the display and filter industries, the future availability and prices of certain materials, potential regulatory obligations and our strategies and other statements that are not historical facts. The words "anticipate", "believe", "estimate", and similar expressions are generally intended to identify forward-looking statements. Because such statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Such factors include changes in general economic and business conditions (in both the display and filter industries), actions of competitors, our ability to recover material costs in the pricing of our products, the extent to which we are able to develop new products and markets for our existing products, the time required for such development, the level of demand for such products, changes in our business strategies, and other factors. For more information on the potential factors which could affect the Company's financial results, reference should be made to our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

          The results of operations for the nine months and three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. We are continuously exploring acquisitions and plan to continue to grow both internally and through acquisitions. Management is currently in various stages of acquisition discussions with several companies. If any of these acquisitions are ultimately consummated during the current fiscal year, operating results in future quarters could be significantly different from the operating results for the nine months and three months ended March 31, 1999. However, all of these discussions to date have been on the basis of no dilution to the present shareholders.


NINE MONTHS ENDED MARCH 31, 1999 VS. MARCH 31, 1998
---------------------------------------------------

          Our sales for the nine months ended March 31, 1999 increased by $30,773,652, or 174% over the same period in the prior year. Operating income increased by $2,727,238, or 235%, while income before provision for income taxes increased by $2,021,137, or 200%. Certain tax net operating losses used during the prior fiscal year, but not available in the current fiscal year, resulted in the provision for income taxes increasing to $1,183,000 (an effective rate of 39%) for the nine month period ended March 31, 1999, compared to $324,000 (an effective rate of 32%) for the same period in the prior year. Net income for the nine months ended March 31, 1999 increased by $1,162,137, or 169%, over the same period in the prior year. Basic earnings per common share increased by $.16 on a 40% increase in weighted average shares outstanding. Diluted earnings per common share increased by $.12 on a 45% increase in weighted average shares outstanding over the same period.

          The increased sales resulted from increases in the sign and image enhancement display segment (the "display segment"). The $47,263,091 display segment's sales, which accounted for 97.5% of consolidated sales for the nine months ended March 31, 1999, increased by $30,988,688, or 190%. The $1,191,580 in filtration segment sales decreased by $215,036, or 15%, over the same period of the prior year.

          The sales growth in the display segment can be broken down between commercial image enhancement displays and related products and services, and institutional signage displays. Commercial image enhancement displays accounted for sales of $40,420,778 and $10,513,398 for the nine months ended March 31, 1999 and 1998, an increase of 284%. Institutional signage displays accounted for sales of $6,842,313 and $5,761,005, an increase of 19%.

          A majority of the increased sales in commercial displays relates to the February 18, 1998 acquisition of Ad Art. Only one and one-half months of this subsidiary's activity is included for the nine months ended March 31, 1998. Exclusive of the Ad Art acquisition, sales for our other commercial display operations increased from $6,160,793 to $7,471,271 for the nine months ended March 31, 1999 and 1998, an increase of 21%.

          A majority of the increased sales in institutional signage displays relates to government and military sales, which were $916,855 and $198,614 for the nine months ended March 31, 1999 and 1998, an increase of 362%. Sales to schools increased to $1,929,897 for the nine months ended March 31, 1999, compared to $1,620,768 for the nine months ended March 31, 1998, an increase of 19%. Sales to municipal and civic organization also increased to $351,269 from $159,539 for the nine months ended March 31, 1999 and 1998, an increase of 120%. In contrast, church sign sales decreased over last year, with sales of $3,644,292 and $3,782,084, a decrease of 4%. This decrease related to the shifting of experienced sales personnel from church sign sales to government and military sales to develop those new markets..

          Our overall gross profit margin dropped to 34.7% of sales for the nine months ended March 31, 1999 compared to 41.6% for the same period of the previous year. This drop is attributable to the change in the sales mix resulting from the Ad Art acquisition. Ad Art's products are typically sold at margins of 30% to 35%, with some electronic products as high as 40%, which is consistent with the Company's margins on similar commercial displays. These margins are significantly lower than the historical 55% to 60% gross profit margins on the Company's institutional displays and the filtration segment, which have higher gross profit margins but also have higher selling costs.

          Selling expenses for the nine months ended March 31, 1999 increased by $5,071,985, or 192%, over the same period of the prior year. They were 16% of sales for the nine months ended March 31, 1999 compared to 15% of sales in the same period of the prior year. This change, like the change in gross profit margins, is related to the changing sales mix resulting from the acquisition of Ad Art. Selling expenses on display segment sales were 16% and 15% for the nine months ended March 31, 1999 and 1998. Filtration segment selling expenses remained constant at 18% of sales. Within the display segment, selling expenses on commercial displays were 14.7% of sales for the nine months ended March 31, 1999, compared to 10.9% in the same period of the prior year. This increase was due to the effect of Ad Art's selling expenses, which were 15% of sales for the nine months ended March 31, 1999. Ad Art incurred significant selling expenses in the nine months ended March 31, 1999 which should benefit future periods and result in selling expenses being a smaller percentage of sales. These expenses include additional sales staff, a new sales office in Dallas, Texas and costs associated with our mobile LED (light emitting diode) video board which has been displayed for potential customers throughout the United States. Selling expenses on institutional displays were 23% of sales for both the nine months ended March 31, 1999 and 1998.

          General and administrative (G&A) expenses for the nine months ended March 31, 1999 increased by $1,652,425, or 47%, over the same period of the prior year. A majority of this increase relates to the acquisition of Ad Art. G&A expenses related to the display segment increased by $1,307,295, or 54%, while the filtration segment's increased by $9,321, or 4%. Additionally, for the nine months ended March 31, 1999, corporate G&A expenses increased by $335,809, or 45%, over the same period of the prior year.

          Corporate general and administrative expenses primarily consist of executive compensation and benefits, occupancy costs of the corporate office, and other compliance costs incurred as a result of being a public company. They include legal fees, director fees, SEC and NASDAQ filing costs and investor relations costs. Approximately $187,000 of the increase in corporate G&A expenses related to increased salary and bonus compensation to executives whose compensation and bonuses are calculated under a formula based upon the financial performance of the Company. Additionally, the corporate division hired two new employees during the first quarter of fiscal 1999. The other significant expense increase, of approximately $75,500 resulted from an expansion in investor relations services. Prior to this expansion, investor relations services were very limited.

          Non-operating expenses (net) for the nine months ended March 31, 1999 increased by $706,101 over the nine months ended March 31, 1998. The main component of this increase is interest expense, which increased by $675,887, or 273%, over the prior year. This increase is directly attributable to the Ad Art acquisition. Specifically, interest incurred during the nine months ended March 31, 1999 on debt incurred to finance the acquisition increased by $222,726. Additionally, interest expense incurred on debt assumed in the acquisition increased by $496,621, compared to the same period of the prior year.

       Income tax expense for the first nine months of fiscal 1999 was $1,183,000 (a 39% effective tax rate) compared to $324,000 (a 32% effective tax rate) for the first nine months of fiscal 1998 - a net increase of $859,000. The low effective rate for the nine months ended March 31, 1998 was the result of the recognition of tax benefits derived from tax net operating losses incurred in prior years. All benefits of these historical tax net operating losses have now been realized and future tax expenses should approximate statutory rates.


THREE MONTHS ENDED MARCH 31, 1999 VS. MARCH 31, 1998
----------------------------------------------------

       Our sales for the three months ended March 31, 1999 increased by $6,073,169, or 77%, over the same period in the prior year. Operating income decreased by $336,980 and income before provision for income taxes decreased by $499,181. Net income for the three months ended March 31, 1999 decreased by $294,181. Basic earnings per common share decreased by $.07 on a 41% increase in weighted average shares outstanding. Diluted earnings per common share decreased by $.05 on a 48% increase in weighted average shares outstanding over the same period.

       The increased sales resulted from the increase in display segment's sales, totaling $13,624,861 for the three months ended March 13, 1999, which accounted for 97.4% of consolidated sales. This segment's sales increased by $6,194,187, or 83%, while filtration segment sales decreased by $121,018, or 25%, over the same period of the prior year.

       The sales growth in the display segment can be broken down between commercial displays and institutional displays, with increases of 96% and 32%, respectively. Commercial displays accounted for sales of $11,676,086 and $5,954,766 for the three months ended March 31, 1999 and 1998. Institutional signage displays accounted for sales of $1,948,775 and $1,475,908, respectively. Again, a majority of the increase in commercial displays relates to the acquisition of Ad Art, since only one and one-half months of this subsidiary's activity is included for the three months ended March 31, 1998. Exclusive of the Ad Art acquisition, sales for our other commercial display operations increased from $1,602,161 to $2,837,651 for the three months ended March 31, 1999 and 1998, an increase of 77%.

       A majority of the increased sales in institutional displays related to municipal and civic sign sales, which were $212,452 and $43,726, - an increase of 386%. Church sign sales, school sign sales, and government and military sign sales also increased over the prior period, with sales of $1,123,412, $507,993, and $104,918 for the three months ended March 31, 1999, and $1,000,318, $426,131, and $5,733 for the three months ended March 31, 1998, - increases of 12%, 19%, and 1,730%, respectively.

       Our overall gross profit margin dropped to 33.7% of sales for the three months ended March 31, 1999 from 36.8% for the same period of the previous year. The drop was caused by the change in the sales mix resulting from the Ad Art acquisition. For the three months ended March 31, 1999 and 1998, both the display and the filtration segments' gross profit margins decreased to 33.2% and 51.7%, from 35.3% and 59.2%. Further broken down, gross profit margins on commercial displays decreased to 28.6% from 39.3% while margins on institutional displays increased to 60.8% from 59.2% since the same period of the prior year.

       Selling expenses for the three months ended March 31, 1999 increased by $1,737,020, or 165%, and were 19.9% of sales, compared to 13.3% of sales for the same period of the prior year. This change is also caused by the change in our sales mix resulting from the Ad Art acquisition. Selling expenses on display segment sales were 19.8% and 13.4% and filtration segment selling expenses were 24.5% and 17.5% of sales. Within the display segment, selling expenses on commercial displays were 19.2% of sales for the three months ended March 31, 1999, compared to 10.7% in the same period of the prior year. The increase in selling expenses as a percentage of sales on commercial displays is partially a result of the Ad Art acquisition. Ad Art's selling expenses typically average 15% to 17% of sales. The current quarter's selling expenses were further impacted by approximately $200,000 in costs associated with a mobile LED (light emitting diode) video board that we have been presenting to potential customers throughout the United States. In addition, costs have been incurred to add sales personnel at Ad Art and to open a new sales office in Dallas, Texas. These costs, combined with other fixed selling costs, are spread over a smaller than anticipated sales base resulting in selling expenses on commercial displays being 19.2% of sales for the three months ended March 31, 1999. Selling expenses on institutional displays were 23.8% and 24.4% of sales for the three months ended March 31, 1999 and 1998.

       General and administrative (G&A) expenses for the three months ended March 31, 1999 increased by $398,310, or 33%. G&A expenses related to the display segment increased by $419,996, or 48%, while the filtration segment's increased by $4,430, or 6%. The majority of the increase in G&A expenses for the display segment relates to the differing periods in which Ad Art's operations are included in the quarterly results subsequent to the February 18, 1998 acquisition. If not for these differing periods, G&A expenses for the display segment would have been relatively stable except for modest increases in personnel costs for additional support staff needed to support our growth. Additionally, corporate G&A expenses decreased by $35,116, or 15%, from the same period of the prior year.

       Non-operating expenses (net) increased by $162,201 over the three months ended March 31, 1998. The main component of this increase was interest expense, which increased by $176,644 over the prior year. This increase is directly attributable to the Ad Art acquisition. Interest incurred during the three months ended March 31, 1999 on debt incurred to finance the acquisition increased by $52,342, compared to the same period of the prior year. Additionally, interest expense incurred on debt assumed in the acquisition increased by $152,102.

       Income tax expense for the third quarter of fiscal 1999 was $21,000 (a 39% effective tax rate), compared to $226,000 (a 40% effective tax rate) for the third quarter of fiscal 1998 - a net decrease of $205,000.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       Net cash used for operating activities for the nine months ended March 31, 1999 was $3,277,143. Net income for the period provided cash of $2,984,981, net of non-cash charges for depreciation and amortization, gains on fixed asset sales, stock contributions to our 401(k) plan, the change in deferred income taxes, and other non-cash items. This cash provided was offset by a net change of $6,262,124 in our operating assets and liabilities, consisting primarily of increases in inventories and receivables, partially offset by increases in accounts payable.

       Net cash used for investing activities for the nine months ended March 31, 1999 was $894,648, of which $902,195 was used for capital expenditures and $41,479 was used to maintain patents. These uses were partially offset by $38,026 provided from the sale of fixed assets and $11,000 provided by other investing activities.

       Net cash provided by financing activities for the nine months ended March 31, 1999 was $4,122,865. This amount consists of $1,915,858 that was received through net advances on lines of credit and $2,802,145 received upon the exercise of certain outstanding stock options and warrants. Offsetting financing activities included net payments on notes payable and capital lease obligations of $396,952 and $196,929, respectively, and the payment of $1,257 in cash dividends in lieu of issuing fractional shares related to the 5% stock dividend.

       We have a $1.5 million revolving bank line of credit. Advances on the credit line carry an interest rate of 1% over prime. The line of credit, which is renewable, matures October 1, 2000 and is collateralized by property, accounts receivable and inventory, and subsidiary guarantees. The loan agreement contains covenants which require the Company to maintain certain financial and operating ratios. At May 10, 1999, $514,000 was outstanding against this line of credit.

       Our Ad Art Subsidiary has an additional $5,000,000 revolving line of credit. Advances on the credit line carry an interest rate of 1.5% over prime. The line of credit, which is renewable, initially matures March 31, 2000 and is collateralized by accounts receivable and inventory of Ad Art and a guarantee by the Company. At May 10, 1999, $4,553,364 was outstanding against this line of credit.

       We have received a commitment letter to refinance our two lines of credit and the mortgage debt on our Stockton, California facilities. We expect to close on this refinancing before our fiscal year end. The new financing will result in a substantial increase in our line of credit limits, a reduction in our overall interest rates, and an extension of the maturity dates of our lines of credit.


YEAR 2000 COMPUTER COMPLIANCE
-----------------------------

       Many existing computer programs only use two digits to identify a year in the date field, with the result that data referring to the Year 2000 and subsequent years may be misinterpreted by these programs. If present in our computer applications or our suppliers and not corrected, this problem could cause computer applications to fail or to create erroneous results and could cause a disruption in operations and have an adverse effect on our business and results of operations.

       Over the last few years, we have analyzed and evaluated all internal information technology systems, equipment and operations to ensure their Year 2000 compliance. We have been actively implementing new systems over the last few years, and believes that all of our major information technology, including our computer operated electronic display products, are Year 2000 complaint. Letters of compliance have been requested from each vendor and, when the need is identified, we intend to work with our vendors in determining appropriate testing and compliance processes. Expenditures to remediate Year 2000 issues have not been material and are not expected to be material in the future.

       We do not assess as high the risks to operations of Year 2000 noncompliance by vendors, since numerous alternate sources of suppliers exist. However, despite this fact and our efforts to ensure our Year 2000 compliance and that of our vendors, we could potentially experience a disruption in our operations as a result of Year 2000 noncompliance of certain vendors, financial institutions, governmental agencies or other third parties or external systems. Such a disruption could potentially affect various aspects of business operations, such as the timeliness of completion and delivery of major electronic display products.


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

  Not applicable.
  ---------------

ITEM 5. OTHER INFORMATION.
--------------------------

       Not applicable.
       ---------------

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM 8-K.
-----------------------------------------------

       Current Report on Form 8-K filed on March 7, 1998.


                                  SIGNATURES
                                  ----------

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DISPLAY TECHNOLOGIES, INC.

Date: May 13 , 1999                  By:    /s/ J. William Brandner
                                        ----------------------------------------
                                         J. William Brandner, President & Chief
                                         Executive Officer

                                     By:    /s/ Todd D. Thrasher
                                        ----------------------------------------
                                         Todd D. Thrasher, Vice President &
                                         Treasurer, Chief Financial Officer and
                                         Chief Accounting Officer