Form 10KSB
period 1999-06-30
DISPLAY TECHNOLOGIES INC
filed 1999-09-28
CIK 718660

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

         For the fiscal year ended:         Commission file number:
               June 30, 1999                        0-14427

                           DISPLAY TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in Its Charter)

                  NEVADA                        38-2286268
          (State or other Jurisdiction       (I.R.S. Employer
        of Incorporation or Organization)  Identification Number)

            5029 Edgewater Drive, Orlando, FL 32810   (407) 521-7477
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

  Issuer's revenues for its most recent fiscal year:  $66,135,714

  On September 23, 1999 the bid and ask prices of the common stock were $3.47 and $3.56, respectively, according to NASDAQ Stock Market quotations furnished by the National Quotation Bureau, Inc. The aggregate market value of the voting stock of the Issuer held by non-affiliates based on the average of the bid and ask prices on September 23, 1999 was $16,678,520.

  As of September 23, 1999, 7,294,464 shares of common stock were outstanding.

  Transitional Small Business Disclosure Format (check one):   [ ]  Yes   [X] No

DOCUMENTS INCORPORATED BY REFERENCE

          The information required by Items 9 through 12 of Part III of this Report is incorporated by reference from the Issuer's definitive proxy statement filed in accordance with Rule 14a-01, Schedule 14A, in connection with the Issuer's November 18, 1999 meeting of shareholders which involves the election of directors.

                                     PART I


ITEM 1. BUSINESS.
-----------------

  Display Technologies, Inc., a Nevada corporation, was originally incorporated under the name La-Man Corporation in Michigan on November 2, 1979 and remained substantially inactive until the autumn of 1980. On February 4, 1983, La-Man Corporation, a Nevada corporation, was formed and, pursuant to a Certificate of Merger filed on May 16,1983, the Michigan corporation was merged into the Nevada corporation. On October 29, 1999, we changed our name from La-Man Corporation to Display Technologies, Inc. Our executive office is located at 5029 Edgewater Drive, Orlando, Florida 32810. Our telephone number is (407) 521-7477.

  Our direct wholly-owned subsidiaries include Ad Art Electronic Sign Corporation, a Florida corporation ("Ad Art"), Nevada SEMCO, Inc., a Nevada corporation ("SEMCO"), Don Bell Industries, Inc., a Florida corporation ("Don Bell"), Lockwood Sign Group, Inc., a Florida corporation ("Lockwood"), JM Stewart Manufacturing, Inc., a Florida corporation ("Stewart Manufacturing"), La-Man Corporation, a Florida corporation ("La-Man), Vision Trust Marketing, Inc., a Florida corporation ("Vision") and Certified Maintenance Service, Inc., a Florida Corporation ("Certified"). The Company's indirect wholly-owned subsidiaries include J.M. Stewart Industries, Inc., a Florida corporation ("Stewart Industries"), and J.M. Stewart Corporation, a Florida corporation ("Stewart Corporation"), each of which is directly owned by SEMCO, and E.S.C. of Nevada, Inc., a Nevada corporation ("ESC Nevada), owned directly by Ad Art..

  Unless the context otherwise requires, the terms "We", "Our" and "Company" refers to Display Technologies, Inc. and our direct and indirect subsidiaries.

Acquisition of Lockwood Sign Group, Inc.

  Effective July 1, 1999, we acquired Lockwood Sign Group, Inc., a commercial sign manufacturer with facilities located in Marietta, Georgia, Charlotte, North Carolina and Beltsville, Maryland. The purchase price included $1,900,000 in cash and 415,000 shares of Display Technologies, Inc. $.001 par value common stock valued at $1,909,000. Additional common stock is contingently issuable should the market price of our common stock not exceed $4.60 per share for any consecutive 20-day period through July 30, 2000. In addition, the acquisition provides for an additional contingent share earn-out under which the prior shareholders of Lockwood will receive up to 285,000 additional shares of our common stock, on a pro-rata basis, if Lockwood's net income for the year ending June 30, 2000 is between $350,000 and $625,000. Lockwood designs, manufactures, installs and services illuminated letters and logos, monument and pylon signs, neon lighting, awnings and vinyl graphics and banners

Acquisition of Ad Art Electronic Sign Corporation

  On February 18, 1998, we acquired all of the outstanding capital stock of Electronic Sign Corporation dba Ad Art, a California corporation, through the merger of the California corporation into a wholly-owned Florida subsidiary, whose name was subsequently changed to Ad Art Electronic Sign Corporation. In consideration of the merger, shareholders of the California corporation initially received a combination of $3,000,000 cash and 810,000 shares of our common stock. In September,

1999, the shareholders of the California corporation received an additional 560,464 shares that were contingently issuable upon the attainment by Ad Art of certain annual net operating income levels for the fiscal year ending June 30, 1999. Ad Art designs and manufactures high quality electronic message centers and video display boards with sophisticated animation and instant replay capabilities. It is a major manufacturer of traditional and electronic signage across a broad range of industries and countries.

Acquisition of Certified Maintenance Services, Inc.

  On July 1, 1997, we acquired all of the outstanding shares of Certified in exchange for the assumption of Certified's net liabilities. Certified services indoor and outdoor signage and lighting. Through a network of subcontractors, as well as its own service fleet and staff, Certified specializes in providing service nationwide to multi-store retail outlets such as department stores, grocery stores, gas stations, office complexes and clothing outlets. Following the acquisition, the operations of Certified were merged with the installation and service operations of Don Bell to form a single operating division.

Acquisition of Don Bell Industries, Inc.

  On September 7, 1995, we acquired all of the outstanding shares of Don Bell, a Port Orange, Florida manufacturer of commercial signs, in exchange for 275,000 shares of common stock, a $750,000 convertible note and cash of $360,000. The note, which is convertible into the Company's common stock at $4.53 per share, was paid down to $250,000 in September 1999. The remaining balance is payable in September, 2000. Interest is payable semi-annually and we have a call feature at 105% of principal in year one reducing annually to 100% in year five. As an adjustment to the purchase price, additional notes payable totaling $626,477 were issued on January 31, 1997 to the previous owners of Don Bell. These notes were paid in full and retired with the proceeds of a refinancing of our indebtedness on August 28, 1997.

Acquisition of J.M. Stewart Corporation and J. M. Stewart Industries, Inc.

  On January 6, 1994, we acquired Stewart Corporation and Stewart Industries through a merger of their parent company into SEMCO, in exchange for 316,923 shares of our common stock valued at $824,000 and $214,312 cash. We simultaneously completed a registered public offering of units of the Company's common stock and common stock purchase warrants for net proceeds of $1,353,431, of which $1,000,020 was used to retire debt of the acquired companies with the remainder applied to working capital.

Principal Products

  Image Enhancement Displays. Our display segment accounted for 98% and 94% of consolidated sales for 1999 and 1998, respectively, and includes products and services for both the commercial display market and the institutional display market. The commercial display market is served by Ad Art, Don Bell and Lockwood while the institutional display market is served primarily by Stewart Corporation and Stewart Industries.

  Electronic Products  Our electronic products include both video and single
  -------------------
color LED products, wedge-based products and incandescent monochrome message centers. The LED and wedge-based products are manufactured by Ad Art while Don Bell manufactures some monochrome incandescent products. However, all electronics products are marketed by all of our display segment subsidiaries.

  LED Products  Our video LED products are marketed under the brand names
  ------------
StadiaVision(R), ArenaVision(R) and InfoVision(R) and provide a picture that exceeds the quality of historical, conventional outdoor CRT (television) displays. These products are used by a variety of commercial and entertainment enterprises including sports stadiums and arenas, convention centers, airports, shopping malls, casinos and concert venues. Frequently, commercial customers use the video display both as a sign to identify and advertise their own products, and also as a profit center on which they sell advertising time to other commercial entities - essentially as an electronic billboard with changeable messages.

  The displays are produced in modular format with red, green and blue light-emitting diodes (LEDs) arranged to form pixels. The clarity of the picture is governed by the viewing distance and the density of the pixels. Pixel density is typically determined via a measurement from the center of one pixel to the center of the adjacent pixel. Currently, our product line includes pixel configurations of 15.8 millimeters, 19.0 millimeters, 25.0 millimeters and 50.0 millimeters. We work with each of our customers to determine which pixel configuration will be most effective for the location and intended use of each display. We also offer other pixel configurations to our customers - as tight as 8.0 millimeters - through third party vendors.

  The displays are controlled by a dedicated personal computer with Windows(R) based software. In some cases, the customer programs the sign. However, more frequently, the customer enters into a service and maintenance contract which includes our programing services. Each display is accessible via remote modem connections and this programming is conducted by our graphics art department in our Las Vegas, Nevada facility. The software that controls the video display is able to brighten and dim each LED to 256 levels of color. With 256 different levels of red, blue and green LEDs, the video displays are capable of producing in excess of 16.7 million different colors.

  The video displays can be produced in any variety of sizes and consist of assembled modules. The module sizes vary, depending upon the pixel configuration, but are either 12 inches square or 16 inches square. Each module consists of the configured LEDs connected to a computer circuitry board. These modules are produced in our Stockton, California manufacturing facility with some of the routine manufacturing processes being outsourced. The modules are then assembled in a metal cabinet to produce the complete display. Finally, for outdoor displays, a louver is installed above each row of pixels to improve viewing in direct sunlight and various weather-proofing measures are taken to ensure the display's durability in a variety of climates.

  In addition to the full color video LED products, we also offer single color (typically red or amber) LED message centers to our customers. These products are used to display static or scrolling text and computer generated graphics - typically in a single or double line display.

  Wedge-Based Products  Our wedge-based products provide a lower-cost
  --------------------
alternative to our full color LED products. These products consist of wedge-shaped light bulbs that are inserted into parabolic reflectors similar to those found in an automobile tail light. The clear bulb is then covered with a red, green or blue translucent, plastic lense to produce bright, vivid colors. These assemblies are then arranged into pixels and controlled by Windows(R) based software in the same manner as our LED products.

  The individual wedge-based lamps are considerably larger than the individual LEDs. Therefore, pixel configuration is considerably wider for our wedge-based products than for our LED products. Our current product line for wedge-based products includes pixel configurations of 2 inches, 3 inches and 4 inches. With these pixel configurations, some video capabilities are possible. However, the quality of the video pictures is significantly less than that of our LED products. As a result, these wedge-based products are generally used by commercial enterprises to display text and computer-generated graphics in bright, vibrant colors. Therefore, while the wedge-based and LED products use similar technologies and manufacturing methods, the wedge-based products are really used more often as a replacement of or substitute for our incandescent monochrome message center displays than as a substitute for our LED displays.

  Incandescent Monochrome Message Centers  We expect that our LED and wedge-
  ---------------------------------------
based color displays will eventually replace our incandescent monochrome message centers. However, our incandescent message centers continue to be an effective low-cost alternative to our customers who need the flexibility of an electronically changeable message on their signs. A black and white incandescent message center has an initial cost approximately one-third the cost of a similarly sized color wedge-based display.

  Incandescent systems have been used for several years by a variety of commercial enterprises including restaurants and hotels, auto dealers, banks, churches, schools, tourist gift shops and general retailers. The displays typically consist of a single or double line text display that can be programed with Windows(R) based software to scroll, flash, fade or perform a variety of other functions. Some are also capable of displaying computer generated graphics.

  Other Commercial Display Products  Other products sold to the commercial
  ---------------------------------
market include backlit cabinet displays, channel letters, pylon identification displays, decorative neon displays and non-lighted signs and sculptures.

  Backlit Cabinet Displays  Backlit cabinets are a staple product for us.  These
  ------------------------
displays can either be a standard rectangular cabinet or a more custom designed shape. Standard cabinets are used by a wide variety of enterprises including banks, hotels, gas stations, national retailers and restaurants. Custom designed cabinets can also be used by all of those enterprises, but are more typically used by themed enterprises including theaters, theme parks and casinos.

  The displays are typically constructed with a metal frame and either a plastic or vinyl (flexible) face. The signs can either be one-sided (single faced) or two sided (double faced) and are illuminated with either flourescent tube lights or halogen bulbs placed within the cabinet, behind the face. The displays can either be wall mounted or placed atop a metal pole.

  Channel Letters  Channel letters are metal fabricated letters mounted either
  ---------------
directly on a wall (or on raceways) or mounted on a larger sign. Channel letters are used by virtually all types of businesses, but are most prominent in strip malls, national retailers and shopping complexes. The letters can be virtually any size and are bent into the appropriate shapes either by hand, or by automated bending machinery. Typically, the letters are internally illuminated with neon light tubes. The letters can either have a translucent face that allows the light to shine through the front of the sign, or an open back allowing the neon light to produce a backlit halo effect around the letter. A reverse-cut letter has an open front that allows the neon light to be exposed and viewed directly.

  Pylon Identification Displays  Pylon signs are designed to be placed in high
  -----------------------------
traffic areas near business entrances to identify the business location and attract customers. The signs can be virtually any size, and height is occasionally restricted by zoning, but pylon displays typically stand from 15 to 50 feet high. The signs are constructed of metal and decorated with paint, lights, neon, channel letters and a variety of other products. The display can either be a relatively standard sign on a single pole or double poles, or can be a more customized display where the sign essentially become an architectural structure in itself.

  Decorative Neon  Neon displays consist of either a sign that has been designed
  ---------------
with bent neon tubes, or neon trim around various parts of a building, such as the roof line. Decorative neon signs are typically used by themed facilities such as restaurants and movie theaters - particularly when attempting to create a nostalgic theme. Neon trim is used by a wide variety of business enterprises as a method to attract attention to their business during twilight and evening hours.

  Non-Lighted Signs and Sculptures  Other display products include everything
  --------------------------------
from small wooden or metal signs to large, complex, custom-designed, three dimensional metal or foam sculptures. Small non-lighted signs are typically sold as part of a larger image enhancement order that may include various pylon signs and channel letters, as well as smaller signs used to compliment the larger signs and create an overall consistent business image throughout the business property. Sculptures are used by business enterprises that desire a truly unique identity sign, such as a three-dimensional sculpture of the company's logo, to draw customers' attention to its property. The sculpture may stand alone, or may be part of a larger display that includes various other display products.

  Sign and Lighting Service and Maintenance All of our commercial display
  -----------------------------------------
subsidiaries offer service and maintenance on the signs that they sell. Typically, maintenance contracts are sold in conjunction with the electronic products that we sell and, occasionally, on other display products.

  In addition to servicing our own signs, Don Bell has expanded its maintenance services to include services on signs installed by other sign companies as well as service on parking lot lighting and other exterior lighting. This profit center was expanded in July 1997 with the acquisition of Certified. The operations of Certified, which consisted solely of service and maintenance, were merged with the service and maintenance operations of Don Bell to form a single operating division. Through a network of subcontractors, and its own fleet of service trucks in Port Orange, Orlando and Tampa, Florida and Atlanta, Georgia, Don Bell specializes in providing service nationwide to multi-store retail outlets such as department stores, grocery stores, gas stations, office complexes and other retail outlets. Service is performed both under long-term contracts as well as individually billed time and materials jobs.

  Institutional Display Products Our institutional display products have
  ------------------------------
historically been marketed specifically to churches and schools. In recent years, we have expanded our focus to also market these displays to civic organizations and government and military institutions. Occasionally, our institutional products will be sold into other markets such as nursing homes and funeral homes. While all of our display subsidiaries have occasional sales to the institutional market, Stewart Corporation has identified this market niche and sells exclusively to this market.

  Stewart Corporation's institutional displays are standard backlit cabinet signs in a variety of standard sizes. The sign cabinets are constructed of heavy gauge aluminum or steel extrusions which are welded at mitered corners. The exteriors are painted in various selected customer colors utilizing high quality automotive paints. The formed faces of the signs are constructed of a polycarbonate product principally manufactured by General Electric under the product name Lexan. Lexan provides a sign face which is long lasting, weather and hazard resistant and extremely shatterproof.

  The signs are internally illuminated by fluorescent lamps for night visibility, and have facing which permits the user to customize the message or announcement on the signs. The signs utilize a steel base plate that can be bolt mounted on a concrete, stone or steel pylon base, and are designed for ease of installation by the customer.

  Stewart Corporation does not manufacture the signs that they sell. The majority of the sign manufacturing is completed by one unaffiliated company, with a limited amount of manufacturing being fulfilled by affiliated companies. Drawings and specifications are submitted to the manufacturer, prices are negotiated and Stewart Corporation places individual orders with the vendor based on the agreed upon prices. Products are shipped directly to the customer from the third-party manufacturer and, consequently, Stewart Corporation does not maintain an inventory of stock signs at its facilities. The manufacturing process utilizes molds, the engineering and design of which are proprietary to Stewart Corporation.

  Other Products. Our other segment, which accounted for 2% and 6% of consolidated sales for 1999 and 1998, respectively, is comprised of the manufacture and sale by La-Man of a line of products which, when installed in compressed air lines, substantially reduce or totally eliminate water and condensate problems and most foreign contaminants, such as moisture, oil, dust, rust, and the like, in the air line. This extractor dryer is used in a wide variety of industries from automobile paint and repair shops to large power plants.

  Recently, new and experienced management has been placed at La-Man. This new management is embarking on a program to introduce new products that will compliment our existing air filtration products. Over the next twelve months, we expect to introduce a variety of new products including a complete line of filters, regulators and lubricators (FRLs), a series of refrigerated extractor dryers, and a line of extractor dryer purifiers with hoses and masks that will supply breathable air. We expect that this new management and new product introduction will enable this division to show significant growth over the next several years.

Patent and Trademark Protection

  La-Man is the owner of 10 U.S. patents: U.S. Reg. No. 4,464,186 relating to the Pneumatic Liquid Evaporator/Extractor (expires in the year 2001); No. 4,483,417 relating to the Pneuguard(R) Lubricator (expires in 2001); No. 4,487,618 relating to the Extractor/Dryer (R) (expires in 2001); No. 4,810,272 relating to the Air Inlet Valve Arrangement for Pneumatic Equipment (expires in
2006); No. Re32,989 (Reissue of No. 4,600,416) relating to the Air Line Vapor Trap (expires in 2003); No. 4,874,408 relating to a Liquid Drain Assembly (expires in 2006); No. 4,925,466 relating to a Filter Cartridge Assembly (expires in 2007); No. 5,030,262 relating to the Air Vapor Trap and Drain (expires in 2008); No. 5,114,443 relating to the Air Line Vapor Trap (expires in
2009) and No. 5,261,946 relating to the Air Line Vapor Trap With Air Warming System (expires in 2010).

  La-Man also is the owner of seven foreign patents: Canadian patent nos. 1,197,477 relating to the Air Line Vapor trap (expires 2002), 1,206,889 relating to the Pneumatic Liquid Evaporator/Extractor (expires 2003), 1,207,674 relating to the Pneuguard(R) Lubricator (expires 2003), 1,267,057 relating to the Extractor/Dryer(R) (expires 2007), and 2,064,401 relating to the Air Line Vapor Trap With Air Warming System (expires 2014); Chinese Patent No. UM-55136 relating to the Air Inlet Valve Arrangement for Pneumatic Equipment (expires
2000); and European patent no. 0101861 relating to the Pneuguard(R) Lubricator (expires 2003).

  The Company is the owner of U.S. Reg. No. 1,287,666 for the trademark LA-MAN(R), Reg. No. 1,328,054 for PNEUGUARD(R), Reg. No. 1,596,100 for EXTRACTOR/DRYER(R), and Reg. No. 1,790,935 for ENCAPULATOR(R), and Reg No. 1,844,119 for "We Make Compressed Air Work," all on the Principal Register of the U.S. Patent and Trademark Office, and Reg. No. 1,359,880 for the mark EXTRACTOR(R) on the Supplemental Register. Federal trademark protection is perpetual, but the Company must renew its trademarks every 10 years.

  Ad Art is the owner of U.S. Reg. No. 2,200,932 for the trademark STADIAVISION(R), Reg. No. 2,206,932 for the trademark AD ART Design(R), and Reg. No. 2,235,618 for the trademark INFOVISION(R), all on the Principal Register of U.S. Patent and Trademark Office. Ad Art presently has received approval of the trademark ARENAVISION(R), but a registration number has not yet been issued.

  We believe that our filtration and lubrication products are proprietary assets of La-Man's filtration segment. We intend to maintain all patents and trademarks material to our business for their complete respective terms.
Patents generally are granted for 17-year terms and are nonrenewable; trademarks are renewable for 10-year terms. The products and services of Ad Art, SEMCO, Stewart Corporation, Stewart Industries, Lockwood and Don Bell are non-proprietary and, as a result, trademarks and patents are not deemed material to our signage segment.

Marketing and Distribution

  Marketing is handled autonomously by each of our subsidiaries. Each of our subsidiaries represents a recognizable brand name in the signage and display industry and each has its own historically established customer relationships. We have made a strategic decision to continue to have each subsidiary market under its own name to its own contacts so as to preserve these brand-name images that have been established. However, sales representatives from each of our subsidiaries frequently conduct joint sales calls or exchange sales leads. In addition, when appropriate for the circumstance, our sales representatives explain that they are part of the Display Technologies, Inc. family of companies and enumerate the benefits that we, as a national company, can provide to the customer. Those advantages include both the wide geographic presence we provide as well as the wide variety of products and services that we have available.

  Ad Art, Don Bell and Lockwood market all U.S. products through staffs of commissioned salespersons and commissioned independent sales contractors. Ad Art markets its products outside the United States through commissioned sales persons and independent sales representatives. The companies also participate in conventions, advertising programs and trade associations. Their long-time reputations as quality manufacturers are valued sources of sales leads.

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

  Don Bell and Certified market service agreements through direct sales calls as well as the sale of service agreements on signs manufactured by Don Bell. Through a network of subcontractors, as well as their own fleet of service trucks in Port Orange, Orlando, and Tampa, Florida, as well as Atlanta, Georgia, Don Bell and Certified specialize in providing service nationwide to multi-store retail outlets such as department stores, grocery stores, gas stations, office complexes and other retail outlets. As a result, a significant portion of marketing is dedicated to direct sales calls on the corporate or regional headquarters of national retailers. In addition to national and regional sales, the companies market service to local retailers such as automobile dealers and shopping malls. They also cross market signage and lighting services to provide a full range of services to customers.

  La-Man uses various techniques in marketing its products, such as trade media advertising, direct mail, attendance at trade shows and direct customer contact.

Backlog

  Customers of Ad Art, Don Bell and Lockwood place orders on an as-needed basis. Deposits of up to 50% with the orders are negotiated with customers. Delivery and installation are dependent on the size and customization required of the order and are usually completed within two months, except for long-term contracts. Ad Art, Don Bell and Lockwood do not have backlog orders which they are not able to fill in accordance with their usual practice. However, they did have contracts in process exceeding $15,700,000 in contract value as of June 30, 1999.

  Stewart Corporation's customers place orders on an as-needed basis. Stewart Corporation authorizes the manufacture of the sign when it obtains a deposit, customarily 50% of the order, from the customer. The completed sign is shipped to the customer approximately 6-8 weeks after the deposit is received. As of June 30, 1999, Stewart Corporation did not have any firm orders for products which it had not been able to fill in accordance with its usual practice.

  Most of La-Man's customers place orders on an as-needed basis, which generally are filled within one to five days after receipt and in accordance with the delivery requirements of our customers. For the fiscal year ending June 30, 1999, we did not have any firm orders for products which it had not been able to fill in accordance with its usual practice. La-Man's larger customers provide "blanket orders," i.e., scheduled orders, at designated prices over the course of six-month or twelve-month periods. These orders are subject to modification by the customer from time to time.

Employees

  We presently have 620 full-time employees. The following table shows the breakdown of employees:

Signage Segment:
 Commercial Signage                               482
 Institutional Signage                             50
 Installation and Service                          65
 Graphic Arts and Screen Printing                   6
Executive Offices                                   5
Other                                              12
                                                  ---
                                                  620
                                                  ===
Competition

  We encounter significant competition in the sale of our commercial products. However, the competition varies depending upon the type of product, the customer and the geographic location of the sale. Overall, we are not aware of any other signage or display company that is able to provide the variety of products throughout the United States that we are able to through our subsidiaries.

  There are now several companies throughout the United States, and internationally, that offer LED video display units and other electronic products. Many of these competitors have introduced products in the past twelve months and have yet to firmly establish their marketing processes. Each of the companies in this market that does have an established marketing process tends to market its products to a specific market. We have identified nine major markets for LED products, including shopping centers / retail, convention centers, sports venues, auto malls, airports, outdoor media, resorts/casinos, theaters, and large churches. We have identified very little competition in sales to convention centers, auto malls, airports, theaters and churches. Competition is wide-spread in the resort/casino market - particularly in the Las Vegas market - where we compete most frequently against Whiteway Sign and Maintenance Company of Chicago, Illinois, Young Electric Sign Corporation of Las Vegas, Nevada and Mikohn Gaming Corporation of Las Vegas, Nevada. In the sports venue market, we compete most frequently against Daktronics, Inc. of Brookings, South Dakota. Competition in the shopping center / retail market is very widespread with different competition from essentially all companies with an LED product. The outdoor media market is a developing market with various potential competitors with both LED, and alternative technologies, reviewing the market's potential.

  Competition for our other display products and services (including electronic message centers, backlit cabinets, channel letters, pylon signs, neon and non-lighted signs as well as service and maintenance) is significant and diverse. There are over 3,500 sign companies in the United States producing illuminated signs. If all sign companies are included (such as banner shops and one-day sign franchises), the number grows to 25,000. There are no true national companies that we compete against on a regular basis across this broad market. Rather, competition is regionalized and dependent upon the type of product and scope of work that is being performed. Sales are typically secured based upon existing relationships and our ability to design, manufacture, install and service the products that the customer requests.

  Competition in the institutional market (schools, churches, civic organizations and government and military establishments) also comes from a myriad of 3,500 local signage companies which operate throughout the United States. The principal factors in such competition are product pricing, service, quality, design, production and delivery time, and product warranties. Stewart Corporation products contain materials of high quality. A 20-year sign warranty is also provided. We believe that the comparative quality of the Stewart Corporation sign products, together with related services provided and the extensive product warranty, enable us to effectively compete with other sign companies. Additionally, Stewart Corporation's joint venture marketing strategy provides access to potential church and school customers that is generally not available to local competitors.

Government Regulation

  We have no knowledge of any U.S. governmental regulations which adversely affect our business operations. In the manufacture of our products for governmental agencies, we are required to meet certain governmental specifications. To date, we have experienced no difficulty in satisfying these requirements.

Environmental Protection Compliance

  We have no knowledge of any federal, state or local environmental compliance regulations which materially affect our current business activities. We have not expended any material capital to comply with environmental protection statutes and do not anticipate that material expenditures will be necessary in the future with respect to our products.

Engineering and Product Development

  The majority of our product development costs relate to our hi-tech electronic products. The technology related to our LED video display boards is rapidly changing and we continue to anticipate and respond to changes both in the current technology as well as emerging technologies.

  Historically, we have been able to minimize product development expenses by developing new products as needed for specific customers and by using existing display installations for testing new techniques and technologies. As a result, our product development expenses for 1999 and 1998 were not material.


ITEM 2.  PROPERTIES.
--------------------

  We maintain our corporate offices in a 5,250 square foot leased facility in an office and retail complex in Orlando, Florida under a five year lease expiring in 2000.

  Ad Art owns a 100,000 square foot manufacturing facility in Stockton, California which is situated on a 10-acre site and is suitable for plant expansion and multiple shifts.

  Ad Art also leases branch offices in San Francisco, Carson and Fresno, California, Las Vegas, Nevada and Irving, Texas. The San Francisco lease is for 4,953 square feet of office space for a term that expires January 31, 2002. The Carson lease is for approximately 10,510 square feet of office space for a term ending February 28, 2001. The Fresno lease is for 1,000 square feet for a term ending February 28, 2001. The Las Vegas lease is for 11,200 square feet of space for a term ending August 1, 2001. The Irving lease is for 4,500 square feet for a term expiring June 19, 2004.

  Don Bell operates in its owned manufacturing facilities; a 38,000 square foot structure in Port Orange, Florida. This building, situated on eight acres of land owned by Don Bell, is a one and one half-story, steel frame structure with a metal roof and slab floor. Don Bell also leases an adjacent 13,500 square foot structure on a one-acre site for rent of $2,750 per month for a term ending April 30, 2000, with an option to purchase the parcel for $400,000. In addition to the above-mentioned facilities, Don Bell and Certified operate service branches out of the corporate headquarters in Orlando, Florida. Service trucks are stationed at facilities in Atlanta, Georgia and Tampa, Florida.

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

  La-Man operates in its owned manufacturing facilities; an 8,750 square foot structure in Port Orange, Florida. This building, situated on approximately one acre of land adjacent to the Don Bell property, is a one-story, steel frame structure with a metal roof, slab floor, heat and partial central air conditioning.

  Lockwood owns a 26,000 square foot manufacturing facility in Charlotte, North Carolina, which is encumbered by a deed of trust securing certain indebtedness of Lockwood. Lockwood also leases a 14,000 square foot manufacturing facility in Beltsville, Maryland for a term ending on May 30, 2002 and a 26,000 square foot manufacturing facility in Marietta, Georgia for terms ending November 30, 2000 (16,000 square feet) and September 30, 2002 (10,000 square feet).

  We recently acquired an additional facility for expansion of our commercial sign production. The facility is approximately 18,000 square feet and is adjacent to both the Don Bell and La-Man facilities.

  All properties currently owned by us (except those of Lockwood), are mortgaged as collateral against our debt obligations to SouthTrust Bank.


ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

  None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

  None.


                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
---------------------------------------------------------------------------
MATTERS.
--------

  The Company's common stock is quoted on the NASDAQ National Market under the trading symbol "DTEK" but is not traded on any exchange. The following table indicates the range of high and low closing prices for the common stock for each full quarterly period within the two most recent fiscal periods ended June 30, 1999 and June 30, 1998 as such quotes were supplied by the NASDAQ Stock Market to the National Quotation Bureau, Inc. and reported to the Company by the National Quotation Bureau, Inc. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                   Common Stock Prices
 Fiscal Year                       -------------------
  Ending         Quarter Ending      High    Low
 -----------     --------------      ----    ---

June 30, 1998    September 30, 1997  $3.13  $2.19
                 December 31, 1997    3.63   2.50
                 March 31, 1998       4.69   3.06
                 June 30, 1998        3.53   2.81

June 30, 1999    September 30, 1998  $3.63  $2.80
                 December 31, 1998    7.44   2.86
                 March 31, 1999       7.47   4.25
                 June 30, 1999        5.00   3.50

  As of September 27, 1999 there were approximately 661 holders of record of the common stock.

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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS.
----------------------

Results of Operations

  Display Technologies' consolidated financial statements include the accounts of Display Technologies, Inc. and its subsidiaries, Ad Art Electronic Sign Corporation (since February 18, 1998), SEMCO, J.M. Stewart Corporation, J.M. Stewart Industries, Don Bell Industries, J.M. Stewart Manufacturing, and La-Man Corporation.

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

Year ended June 30, 1999 compared with year ended June 30, 1998

  Our sales for the fiscal year ended June 30, 1999 increased by $33,658,000, or 104% over last year. This increase is entirely due to increases in sales from the sign and image enhancement display segment (the "display segment"), which accounted for 97.6% of consolidated sales. The increase in display segment sales of $33,855,000, or 110%, is offset by decreases in other segments of $198,000, or 11%. The sales growth in the display segment can be broken down between commercial image enhancement displays and related products and services, and institutional signage displays. Commercial displays accounted for increases of $32,659,000, or 144%, while institutional displays accounted for increases of $1,196,000, or 15%.

  A majority of the increased sales in commercial displays relates to the February 18, 1998 acquisition of Ad Art. Only four and one-half months of Ad Art's activity is included for the year ended June 30, 1998. Exclusive of the Ad Art acquisition, sales for our other commercial display operations increased by $1,224,000, or 14%.

  A majority of the increased sales in institutional displays relates to sales to the government and military market, which increased by $855,000, or 361%. We also saw increased sales to schools by $263,000, or 11%, and increased sales to municipal and civic organizations by $169,000, or 56%, offset by decreased sales to churches by $90,000, or 2%. This decrease was partially the result of shifting experienced sales personnel from church sign sales to government and military sign sales to develop those new markets.

  Our overall gross profit margin dropped by 5.8%, to 33.6% of sales for the fiscal year ended June 30, 1999 compared to 39.4% last year. Margins on the display segment decreased by 5.1%, to 33.1% of sales compared to 38.2% last year, while margins on other segments decreased by 4.1%, to 55.1% from 59.2% last year. The drop in display segment margins is attributable to the change in the sales mix resulting from the Ad Art acquisition. Ad Art's products were sold at overall margins of 28.4%, which is slightly lower than margins on other commercial displays of 30.8%, but significantly lower than the 58.3% margins realized on institutional displays, which is just a 0.3% decrease since last year. Overall, margins on consolidated commercial displays decreased by 2.3%, to 28.8% from 31.1% last year. Generally, we expect margins on commercial displays to average 30% to 31%. During 1999, margins were eroded to 28.8% due to significant costs overruns on 4 specific jobs. Had those cost overruns been avoided, margins on commercial displays for fiscal 1999 would have been 29.7% - more in line with our historical experience. We have identified and corrected the causes of the cost overruns on these 4 specific jobs and should be able to avoid similar overruns in the future.

  Our selling expenses for the year ended June 30, 1999 increased by $5,268,000, or 106%, over the prior year. They were 15.5% of sales for the current year
compared to 15.3% of sales in the prior year.   This change, like the change in
gross profit margins, is related to the changing sales mix resulting  from the
acquisition of  Ad Art.    Selling expenses on display segment sales were 15.4%,
compared to13.8% for last year, while selling expenses for other segments were 18.3% of sales for both this year and last year. Within the display segment, selling expenses on commercial displays were 14.1% of sales, compared to 12.8% last year, while selling expenses on institutional displays were 23.0%, compared to 23.3% last year. The increase in selling expenses as a percentage of display segment sales was due to the effect of Ad Art's selling expenses, which were 14.2% of sales for fiscal 1999. Ad Art incurred significant selling expenses in fiscal 1999 which should benefit future periods and result in selling expenses being a smaller percentage of sales. These expenses include additional sales staff, a new sales office in Dallas, Texas and costs associated with our mobile LED (light emitting diode) video board which has been displayed for potential customers throughout the United States and was sold in June, 1999.

  Our general and administrative (G&A) expenses for the year ended June 30, 1999 increased by $1,877,000, or 35.4%, over the prior year. A majority of this increase relates to the increase in G&A costs in the display segment by $1,402,000, or 36.2%, while other segments saw increases of

$32,000, or 12.8%, and the corporate office saw an increase of $443,000, or 37.5%. The increase in the display segment relates to increases in G&A costs for commercial displays of $1,133,000, or 52.9%, and increases in institutional displays of $269,000, or 13.7%. The increase in costs associated with commercial displays relates mostly to the acquisition of Ad Art, which contributed an additional $1,330,000 in G&A costs over last year.

  Corporate general and administrative expenses primarily consist of executive compensation and benefits, occupancy costs of the corporate office, and other compliance costs incurred as a result of being a public company. They include legal fees, director fees, SEC and NASDAQ filing costs and investor relations costs. Approximately $156,000 of the increase in corporate G&A expenses related to increased salary and bonus compensation to executives whose compensation and bonuses are calculated under a formula based upon the financial performance of the Company. Additionally, the corporate division hired two new employees for our in-house legal department during the first quarter of fiscal 1999. Other significant expense increases include an increase of $98,000, or 77.7%, resulting from an expansion in investor relations services, and an increase of $99,000, or 131%, resulting from increased filing costs, including a $65,000 filing fee to NASDAQ for our national market listing that was obtained in March.

  Our non-operating expenses (net) for the year ended June 30, 1999 increased by $809,000 over the prior year. The main component of this increase is interest expense, which increased by $749,000, or 154%, over the prior year. This increase is primarily attributable to the Ad Art acquisition. Specifically, interest expense incurred during the year ended June 30, 1999 on debt assumed in the acquisition increased by $491,000, or 229%, compared to the prior year. Additionally, interest incurred on debt acquired to finance the acquisition, increased by $231,000, or 268%, over the prior year.

  Income tax expense for the fiscal year ended June 30, 1999 was $1,438,000 (a 39% effective tax rate) compared to $615,000 (a 28% effective tax rate) for the fiscal year ended June 30, 1998 - a net increase of $823,000. The low effective rate for fiscal 1998 was the result of the recognition of tax benefits derived from tax net operating losses incurred in prior years. All benefits of these historical tax net operating losses have now been realized and future tax expenses should approximate statutory rates.

Liquidity, Cashflow and Capital Resources

  Net cash used for operating activities for the fiscal year ended June, 30, 1999 was $5,037,000. Net income for the period provided cash of $4,949,000, net of non-cash charges for depreciation and amortization, gains on fixed asset sales, stock contributions to our 401(k) plan, the change in deferred income taxes, and other non-cash items. This cash provided was offset by a net change of $9,986,000 in our operating assets and liabilities, consisting primarily of increases in receivables of $6,490,000 and inventories of $4,595,000, and partially offset by increases in accounts payable of $2,016,000.

  Net cash used for investing activities for fiscal 1999 was $1,962,000, of which $1,543,000 was used for capital expenditures, $500,000 was used for an investment in equity securities, and $7,000 was used to maintain certain patents. These uses were partially offset by $88,000 provided from the sale of fixed assets.

  Net cash provided by financing activities for the year ended June 30, 1999 was $6,541,000. This amount consists of $2,343,000 that was received through net advances on lines of credit, $3,224,000 received from new debt issuances, and $2,821,000 received upon the exercise of outstanding stock options and warrants. Offsetting financing activities included net payments on long term debt and capital lease obligations of $1,550,000 and $266,000, respectively, along with the payment of fees on the new debt issuance of $30,000.

  In June 1999, we refinanced our lines of credit and the mortgage debt on our
Stockton, California facilities.   The new revolving bank line of credit is $10
million. Advances on the credit line carry an interest rate of either (a) 3/4% over prime or (b) 325 basis points over LIBOR. At September 3, 1999 the interest rate on the line of credit was 8.35%. The line of credit, which is renewable, matures June 30, 2002 and is collateralized by property, accounts receivable and inventory, and subsidiary guarantees. The loan agreement contains covenants which require the Company to maintain certain financial and operating ratios. At June 30, 1999, we were in compliance with these covenants. At September 3, 1999, $3,825,566 was outstanding against this line of credit.

  The old mortgage debt was refinanced through a $2,500,000 note payable, secured by a letter of credit with a national bank. This debt incurs interest at a variable interest rate (5.46% at September 3, 1999), plus a 1% letter of credit fee. Interest is payable monthly, while principal payments are due annually. The note is collateralized by substantially all of the assets of the Company, and cross-collateralized with and covered by the same covenants as the line of credit from the same national bank. As of September 3, 1999, the entire principal balance was outstanding.

  In addition, we acquired a $1,000,000 term note, secured by a letter of credit with the same national bank. This debt incurs interest at 1 3/4% over prime, with monthly principal payments of $27,778, plus interest, due monthly. At September 3, 1999 the interest rate on the term loan was 9.5%. The note is collateralized by substantially all of the assets of the Company, and cross-collateralized with and covered by the same covenants as the line of credit from the same national bank. As of September 3, 1999, $944,444 was outstanding on this note.

Inflation

Although inflation has slowed in recent years, it continues to be a factor in our operations. In recent years, we have taken steps to counteract the effects of inflation by price increases and by careful cost controls. There are no other significant factors which are expected to cause a material increase in our general and administrative expenses.

Year 2000

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

  Over the last few years, we have analyzed and evaluated all internal information technology systems, equipment and operations to ensure their Year 2000 compliance. We have been actively implementing new systems over the last few years, and believe that all of our major information technology, including our computer operated electronic display products, are Year 2000 complaint. Letters of compliance have been requested from each vendor and, when the need is identified, we intend to work with our vendors in determining appropriate testing and compliance processes. Expenditures to remediate Year 2000 issues have not been material and are not expected to be material in the future.

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


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS, ETC.
------------------------------------------------------------

  None.


                                    PART III

THE INFORMATION REQUIRED BY ITEMS 9 THROUGH 12 OF THIS PART III IS INCORPORATED BY REFERENCE FROM THE COMPANY'S DEFINITIVE PROXY STATEMENT TO BE FILED IN CONNECTION WITH THE NOVEMBER 18, 1998 MEETING OF SHAREHOLDERS OF THE COMPANY, WHICH WILL INVOLVE THE ELECTION OF DIRECTORS.

ITEM  13.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS  ON
--------------------------------------------------------------------------
FORM  8-K.
----------
(a)  The following documents are filed as part of this Report:

DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
Report of Independent Certified Public Accountants - BDO Seidman, LLP............. F-2
Consolidated Balance Sheet as of June 30, 1999.................................... F-3
Consolidated Statements of Income for the years ended June 30, 1999 and 1998...... F-4
Consolidated Statements of Stockholders' Equity for the years ended
  June 30, 1999 and 1998.......................................................... F-5
Consolidated Statement of Cash Flows for the years ended June 30, 1999 and 1998... F-6
Notes to Consolidated Financial Statements........................................ F-7


Exhibit
Number  Title of Exhibit
------  ----------------

  2.1     Stock Purchase and Sale Agreement dated as of September 7, 1995 among
          Registrant, Don Bell Industries, Inc., Worrell Enterprises, Inc. and Gary D.
          Bell /26/
               ---
  2.2     Agreement for Purchase of Assets dated as of August 27, 1996 between
          Heritage Packaging Services, Inc. and Midwest Packaging Products, Inc./33/
                                                                                ---
  2.3     Stock Purchase and Sale Agreement among Registrant, Certified Maintenance
          Service, Inc. and Mark Manfredi dated as of July, 1, 1997/34/
                                                                   ---
  2.4     Agreement and Plan of Merger and Reorganization dated as of February 17,
          1998 among Registrant, Displays Acquisitions, Inc., a wholly owned Florida subsidiary of Registrant, Electronic Sign Corporation d/b/a Ad Art, a
          California corporation, and Terry J. Long, Daniel G. O'Leary, individually and in his capacity as Trustee of the Daniel O'Leary Trust Dated April 18, 1993,
          Betty E. Papais, individually and in her capacity as Trustee of the Papais
          Trust Dated January 29, 1991, and Lou A. Papais/35/
                                                         ---
  2.5     Agreement and Plan of Merger and Reorganization dated as of July 1, 1999 among Registrant, Lockwood Acquisitions Corp., a wholly owned Florida subsidiary of Registrant, Lockwood Sign Group, Inc., a Georgia corporation, and Larry L. Johnson and Kurt R. Johnson/43/
                                                  ---
  3.1     Articles of Incorporation of Registrant/1/
                                                 --
  3.2     Certificate of Merger/1/
                               --
  3.4     Amendment to Articles of Incorporation/9/
                                                --
  3.9     Articles of Incorporation of Nevada SEMCO, Inc., a Nevada corporation/20/
                                                                               ---
  3.10    By-Laws of Nevada SEMCO, Inc./20/
                                       ---
  3.13    Articles of Incorporation of Vision Trust Marketing, Inc., a Florida
          corporation/29/
                     ---
  3.14    Bylaws of Vision Trust Marketing, Inc./29/
                                                ---
  3.15    Articles of Incorporation of Don Bell Industries, Inc., a Florida
          corporation/29/
                     ---
  3.16    Bylaws of Don Bell Industries, Inc./29/
                                             ---
  3.17    Articles of Incorporation of Don Bell Industries of Nevada, Inc./29/
                                                                           ---
  3.18    Bylaws of Don Bell Industries of Nevada, Inc./29/
                                                       ---
  3.19    Articles of Incorporation of Certified Maintenance Service, Inc./34/
                                                                          ---
  3.20    Bylaws of Incorporation of Certified Maintenance Service, Inc./34/
                                                                        ---
  3.21    Articles of Incorporation of Displays Acquisitions Corp. (n/k/a Ad Art
          Electronic Sign Corporation)/37/
                                      ---
  3.22    Articles of Merger of Electronic Sign Corporation into Displays
          Acquisition Corp. (with the surviving corporation, Displays Acquisitions Corp.
          changing its name to Ad Art Displays, Inc.)/37/
                                                     ---
  3.23    Articles of Amendment to Articles of Incorporation of Ad Art Displays,
          Inc. (changing the corporate name to Ad Art Electronic Sign Corporation)/37/
                                                                                  ---


  3.24    Bylaws of Ad Art Electronic Sign Corporation f/k/a Ad Art Displays, Inc./37/
                                                                               ---
  3.25    Articles of Incorporation of ESC of Nevada, Inc./37/
                                                          ---
  3.26    Bylaws of ESC of Nevada, Inc./37/
                                       ---
  3.27    Restated Articles of Incorporation of Registrant/39/
                                                          ---
  3.28    Amended and Restated Bylaws of Registrant/39/
                                                   ---
  3.29    Articles of Incorporation of La-Man Corporation, a Nevada corporation/39/
                                                                               ---
  3.30    Bylaws of La-Man Corporation/39/
                                      ---
  3.31    Articles of Incorporation of Lockwood Acquisitions Corp. (n/k/a Lockwood
          Sign Group, Inc.), a Florida corporation/43/
                                                  ---
  3.32    Articles of Merger of Lockwood Sign Group, Inc., a Georgia corporation, into
          Lockwood Acquisitions Corp. (with the surviving corporation, Lockwood Acquisitions
          Corp. changing its name to Lockwood Sign Group, Inc.)/43/
                                                               ---
  3.33    Bylaws of Lockwood Sign Group, Inc. f/k/a Lockwood Acquisitions Corp/43/
                                                                              ---
  4.14    8% Convertible Note of Registrant, dated September 7, 1995, in principal amount of $750,000 to
          Worrell Enterprises, Inc./28/
                                   ---
  4.15    Amendment No. 2 to Warrant Agreement, dated as of January 10,1997, between Registrant and
          Continental Stock & Transfer Company, as Warrant Agent/34/
                                                                ---
  4.16    Convertible Loan Agreement Dated March 2, 1998 by and between Registrant and Renaissance Capital
          Growth & Income Fund III, Inc., Renaissance US Growth & Income Trust PLC and Renaissance Capital
          Group, Inc./36/
                     ---
  4.17    8.75% Convertible Debenture Due March 2, 2005 issued to Renaissance Capital Growth & Income Fund
          III, Inc./36/
                   ---
  4.18    8.75% Convertible Debenture Due March 2, 2005 issued to Renaissance US Growth & Income Trust PLC/36/
                                                                                                           ---
  4.19    Stock Purchase Warrant issued to Renaissance Capital Growth & Income Fund III, Inc./36/
                                                                                             ---
  4.20    Stock Purchase Warrant issued to Renaissance US Growth & Income Trust PLC/36/
                                                                                   ---
  4.22    J. Melvin Stewart Lock-Up Agreement/36/
                                             ---
  4.23    Amendment No. 3 to Warrant Agreement, dated as of May 27, 1997, between Registrant and Continental
          Stock Transfer & Trust Company, as Warrant Agent/37/
                                                          ---
  4.24    Amendment No. 4 to Warrant Agreement, dated as of March 20, 1998, between Registrant and
          Continental Stock Transfer & Trust Company, as Warrant Agent/40/
                                                                      ---
  4.25    Amendment No. 5 to Warrant Agreement, dated as of November 4, 1998, between Registrant and
          Continental Stock Transfer & Trust Company, as Warrant Agent/40/
                                                                      ---
  4.26    Redemption Notice to Warrant Holders dated December 29, 1998/40/
                                                                       ---
  4.27    Unit Purchase Option Amendment dated as of January 4, 1999 between Registrant and Peter D. Mathews/40/
                                                                                                            ---
  4.28    Stock Option Agreement dated March 18, 1997 between Registrant and Halyx Partners, Inc. d/b/a The Howell Group/41/
                                                                                                                        ---
  4.29    Stock Option Agreement dated August 29, 1997 between Registrant and Halyx Partners, Inc. d/b/a The Howell Group/41/
                                                                                                                         ---
  4.30    Stock Purchase Warrant dated as of March 2, 1998 issued to Croft & Bender LLC by Registrant/41/
                                                                                                     ---
  4.31    Stock Option Agreement dated July 1, 1998 between Registrant and Pacific Consulting Group, Inc./41/
                                                                                                         ---
  4.32    Press release dated January 6, 1999 announcing the redemption date for the Registrant's common stock purchase warrants/42/
                                                                                                                                ---
  4.32    Certificate of Designation of the Series A Preferred Stock/43/
                                                                    ---
  4.33    Form of Stock Purchase Warrant issued to Raymond James Capital Partners, L.P., Renaissance Capital
          Growth & Income Fund III, Inc. and Renaissance U.S. Growth & Income Trust PLC /43/
                                                                                        ---
  4.34    Trust Indenture dated June 1, 1999 between the Registrant and SouthTrust Bank, National Association/43/
                                                                                                             ---
  4.35    Form of $2,500,000 Variable/Fixed Rate Secured Notes/43/
                                                              ---


  4.36    Rights Agreement, dated as of September 21, 1999 between Display Technologies, Inc. and
          Continental Stock Transfer & Trust Company, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively/44/
                                                                                                               ---
  4.37    Certificate of Designation of the Series B Junior Participating Preferred Stock

  9       Voting Trust Agreement dated as of May 19, 1998 among J. Melvin Stewart, as Trustee, and Rebecca
          Stewart Brooks, Bonnie Stewart Knox, J. Melvin Stewart as Trustee for the Emily Stewart Michelsen
          Irrevocable Trust dated May 6, 1998, Susan Stewart Michelsen, Elizabeth Stewart Ricci, Deborah Stewart, John
          M. Stewart and Mary Stewart/38/
                                     ---

  10.1    Royalty Agreement Re: U.S. Patent No. 4,116,650/1/
                                                          --
  10.2    License Agreement Re: U.S. Patent No. 4,116,650/1/
                                                          --
  10.3    Assignment of U.S. Patent No. 4,116,650/1/
                                                  --
  10.9    License Agreement between Registrant and J & M/1/
                                                         --
  10.14   License Agreement dated November 9, 1987 between Registrant and J & M
          Company, Ltd./6/
                       --
  10.15   Agreement to Purchase Patents and Applications for Patents, Trademarks
          and Applications for Trademarks and International Marketing and Sales Rights
          between Registrant and J & M Company Ltd. dated November 9, 1987/6/
                                                                          --
  10.16   Assignment of Patents and Applications for Patents, Trademarks and
          Applications for Trademarks and International Marketing and Sales Rights to J
          & M Company, Ltd. dated November 9, 1987/6/
                                                  --
  10.36   Merger Agreement between Nevada SEMCO, Inc. and Stewart Eleemosynary
          Marketing Corporation, dated August 19, 1993/19/
                                                      ---
  10.37   Amendment to J & M Agreement dated May, 1992/16/
                                                       ---
  10.46   1988 Incentive Stock Option Plan/17/
                                           ---
  10.47   1992 Stock Option and Appreciation Rights Plan/17/
                                                         ---
  10.60   Employment Agreement dated August 19, 1993, between J.M. Stewart
          Corporation and J. Melvin Stewart/20/
                                           ---
  10.61   Agreement dated January 17, 1992, between J.M. Stewart Corporation and the Sunday School Board of the Southern Baptist Convention/21/
                                                                    ----
  10.62   Agreement dated March 24, 1993, between J.M. Stewart Corporation and
          Gospel Publishing House/21/
                                 ---
  10.63   Endorsement Agreement dated May 21, 1992, between J.M. Stewart
          Corporation and Florida Association of School Administrators/21/
                                                                      ---
  10.64   Employment Agreement dated as of April 28, 1994 between Registrant and
          J. William Brandner/23/
                             ---
  10.65   Stock Option Agreement dated as of September 6, 1994 between Registrant and J. William Brandner/25/
                                 ---
  10.97   Amendment No. 1, dated as of August 31, 1995 to Employment Agreement between Registrant and J. William Brandner/29/
                                                    ---
  10.99   Amendment No. 1, dated as of August 31, 1995 to Employment Agreement between Registrant and J. Melvin Stewart/29/
                                                  ---
  10.100  Stock Option Agreement dated as of September 1, 1995 between
          Registrant and J. William Brandner/29/
                                            ---
  10.103  Stock Option Agreement dated as of September 1, 1995 between
          Registrant and J. Melvin Stewart/29/
                                          ---
  10.106  Employee Stock Option Agreement dated as of September 7, 1995 between
          Registrant and Gary D. Bell/28/
                                     ---
  10.107  La-Man Corporation 1994 Amended and Restated Employee and Consultant
          Stock Compensation Plan, as amended by Amendment No. 1 thereto dated as of
          August 31, 1995/28/
                         ---
  10.109  $2,570,000 Irrevocable Letter of Credit No. SB 1326 issued by
          SouthTrust Bank, National Association, on August 28, 1997 for the account of
          Registrant./34/
                     ---
  10.110  Form of La-Man Corporation $2,500,000 Variable/Fixed Rate Credit
          Enhanced Notes./34/
                         ---
  10.111  Trust Indenture dated August 1, 1997 between Registrant and SouthTrust
          Bank, National Association/34/
                                    ---

  10.112  Remarketing Agent Agreement dated as of August 1, 1997 among
          Registrant, SouthTrust Bank, National Association, as Trustee and SouthTrust
          Securities, Inc., as Remarketing Agent/34/
                                                ---

  10.121  Employment Agreement dated February 18, 1998 between and among
          Registrant, Ad Art Displays, Inc. and Terry J. Long/35/
                                                             ---


  10.122  Employee Stock Option Agreement dated February 18, 1998 by and between
          Registrant and Terry J. Long/35/
                                      ---
  10.123  Consulting Agreement dated February 18, 1998 between and among Ad Art
          Displays, Inc. and Lou A. Papais/35/
                                          ---
  10.124  Pledge Agreement dated March 2, 1998 between Registrant and
          Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth &
          Income Trust PLC/36/
                          ---
  10.125  Security Agreement dated March 2, 1998 between Registrant and
          Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth &
          Income Trust PLC/36/
                          ---
  10.126  Form of Subsidiary Continuing Guaranty/36/
                                                ---
  10.127  Form of Subsidiary Security Agreement/36/
                                               ---
  10.128  Amendment No. 2 to La-Man Corporation 1992 Stock Option and
          Appreciation Rights Plan, as amended/36/
                                              ---
  10.129  Amendment No. 3 to La-Man Corporation 1992 Stock Option and
          Appreciation Rights Plan, as amended/36/
                                              ---
  10.130  Amendment No. 2 to La-Man Corporation Amended and Restated 1994
          Employee and Consultant Stock Compensation Plan, as amended/36/
                                                                     ---
  10.131  Employment Agreement dated as of February 17, 1998 among Registrant,
          Don Bell Industries, Inc. and Gary D. Bell/37/
                                                    ---
  10.132  Employment Agreement dated as of September 1, 1998 between Registrant and Marshall S. Harris/38/
                                ---
  10.133  Employee Stock Option Agreement dated as of August 28, 1998 between
          Registrant and Marshall S. Harris/39/
                                           ---

  10.134  Promissory Note and Mortgage Modification Agreement dated as of
          December 31, 1998, by Registrant, Don Bell Industries, Inc., Vision Trust
          Marketing, Inc., Don Bell Industries of Nevada, Inc., La-Man Corporation,
          Nevada SEMCO, Inc., J.M. Stewart Corporation, J.M. Stewart Industries, Inc.,
          and Certified Maintenance Service, Inc. to and for the benefit of SouthTrust
          Bank, National Association/40/
                                    ---

  10.135  Security Agreement dated January 5, 1999 between La-Man Corporation and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US
          Growth & Income Trust PLC/40/
                                   ---

  10.136  Securities Purchase Agreement dated as of July 30, 1999 between
          Registrant, Raymond James Capital Partners, L.P., Renaissance Capital Growth &
          Income Fund III, Inc. and Renaissance U.S. Growth & Income Trust PLC/43/
                                                                              ---

  10.137  Loan and Security Agreement dated June 2, 1999 between Registrant and
          SouthTrust Bank, National Association/43/
                                               ---
  10.138  Employment Agreement dated July 30, 1999 between and among Registrant,
          Lockwood Sign Group, Inc. and Larry L. Johnson/43/
                                                        ---
  10.139  Employment Agreement dated July 30, 1999 between and among Registrant,
          Lockwood Sign Group, Inc. and Kurt R. Johnson/43/
                                                       ---

  10.140  Agreement dated as of June 28, 1999 between and among Registrant,
          AmeriVision Outdoor, Inc., AmeriVision Outdoor, LLC, Michael T. Barr, Joe W.
          Brown, William W. Byrd and George Whitlow

  21      Subsidiaries/43/
                      ---
  23.1    Consent of BDO Seidman, LLP/41/
                                     ---
  27      Financial Data Schedule

  99.3    U.S. Patent No. 4,483,417/1/
                                    --
  99.4    Trademark Registration No. 1,287,666/1/
                                              --
  99.5    U.S. Patent No. 4,487,618/2/
                                   --
  99.6    Trademark Registration No. 1,328,054/2/
                                              --
  99.7    Trademark Registration No. 1,359,880 (Supplemental Register)/4/
                                                                      --
  99.8    Canadian Patent No. 1,197,477/16/
                                       ---
  99.9    U.S. Patent Number 4,600,416 for the Extractor Dryer/16/
                                                              ---
  99.10   Canadian Patent Number 1,206,889 for the Pneumatic Dryer/16/
                                                                   --
  99.11   Trademark Registration Number 1,372,359/16/
                                                  --
  99.12   Canadian Patent Number 1,207,674/16/
                                          ---


  99.14   U.S. Patent Number 4,865,815 for the In-Line Compressed Air Carbon
          Monoxide Filter/11/
                         ---
  99.15   Chinese Patent Certificate Number UM 55136 for the Air Inlet Valve
          Arrangement for Pneumatic Equipment/14/
                                             ---
  99.16   U.S. Patent Number 5,030,262 for the Air Vapor Trap and Drain
          Therefore/14/
                   ---
  99.17   U.S. Patent Number 5,114,443 for the Air Line Vapor Trap With Air
          Warming System/16/
                        ---
  99.19   Trademark Registration Number 1,790,935 for Encapulator(R)/21/
                                                                    ---
--------------------------

/1/       Incorporated by reference from Registrant's Pre-Effective Amendment
---       No. 1 to the  Registrant's Registration Statement on Form S-18
          (Registration No. 2-89341).

/2/       Incorporated by reference from Registrant's Pre-Effective Amendment
---       No. 2 to the  Registrant's Registration Statement on Form S-18
          (Registration No. 2-8934 1).

/4/       Incorporated by reference from Registrant's Post-Effective Amendment
---       No. 1 to Registrant's Registration Statement on Form S-18
          (Registration No. 2-89341).

/6/       Filed as an exhibit to Registrant's Current Report on Form 8-K filed
---       on December 23, 1987 (File No. 0-14427), and incorporated by reference.

/9/       Filed as an exhibit to Registrant's Form 10-K for the period ended
---       September 30, 1988 (File No. 0-14427), and incorporated by reference.

/11/      Filed as an exhibit to Registrant's Form 10-K for the period ended
----      September 30, 1989 (File No. 0-14427), and incorporated by reference.

/14/      Filed as an exhibit to Registrant's Form 10-K for the period ending
---       September 30, 1991 (File No. 0-14427), and incorporated by reference.

/16/      Filed as an exhibit to Registrant's Form 10-K for the transition
---       period ending June 30, 1992 (File No. 0-14427), and incorporated by reference.

/17/      Filed as an exhibit to Registrant's Registration Statement on Form S-1
---       (Registration No. 33-54230), and incorporated by reference.

/19/      Filed as an Exhibit to Registrant's Form 8-K dated August 19, 1993
----      (File No. 0-14427) and incorporated by reference.

/20/      Filed as an exhibit to Registrant's Post Effective Amendment No. 2 to
---       Registration Statement on Form S-1 (Registration No. 33-54230), and
          incorporated by reference.

/21/      Filed as an exhibit to Registrant's Post Effective Amendment No. 3 to
---       Registration Statement on Form S-1 (Registration No. 33-54230), and
          incorporated by reference.

/23/      Filed as an exhibit to Registrant's Form 8-K dated June 23, 1994 filed
---       on June 28,1994 (File No. 0-14427), and incorporated by reference.

/25/      Filed as an exhibit to Registrant's Form 10-K for the period ending
---       June 30, 1994 (File No. 0-14427), and incorporated by reference.

/26/      Filed as an exhibit to Registrant's Form 8-K dated November 14, 1994
---       and filed on January 27, 1995 (File No. 0-14427), and incorporated by reference.

/28/      Filed as an exhibit to Registrant's Form 8-K dated September 7, 1995
---       and filed effective September 22, 1995 (File No. 0-14427), and incorporated by reference.

/29/      Filed as an exhibit to Registrant's Form 10-KSB for the period ending
---       June 30, 1995 (File No. 0-14427), and incorporated by reference.

/33/      Filed as an exhibit to Registrant's Form 8-K dated August 28, 1996
---       (File No. 0-14427), and incorporated by reference.

/34/      Filed as an exhibit to Registrant's Form 10-KSB for the period ending
---       June 30, 1997 (File No. 0-14427), and incorporated by reference.

/35/      Filed as an exhibit to Registrant's Form 8-K dated February 18, 1998
----      and filed March 2, 1998 (File No. 0-14427), and incorporated by reference.

/36/      Filed as an exhibit to Registrant's Form 8-K dated March 2, 1998 and
---       filed March 12, 1998 (File No. 0-144227), and incorporated by reference.

/37/      Filed as an exhibit to Registrant's Registration Statement on Form S-3
---       (Registration No. 333-51835), and incorporated by reference.

/38/      Filed as an exhibit to Registrant's Form 10-KSB for the period ending
---       June 30, 1998 (File No. 0-14427), and incorporated by reference.

/39/      Filed as an exhibit to Registrant's Form 8-K dated August 28, 1998 and
---       filed December 7, 1998 (File No. 0-144227), and incorporated by reference.

/40/      Filed as an exhibit to Registrant's Form 8-K dated December 29, 1998
---       and filed January 15, 1999 (File No. 0-144227), and incorporated by reference.

/41/      Filed as an exhibit to Registrant's Registration Statement on Form S-3
---       (Registration No. 333-71705), and incorporated by reference.

/42/      Filed as an exhibit to Registrant's Form 8-K dated January 28, 1999
---       and filed February 5, 1999 (File No. 0-144227), and incorporated by reference.

/43/      Filed as an exhibit to Registrant's Form 8-K dated July 30, 1999 and
---       filed August 10, 1999 (File No. 0-144227), and incorporated by reference.

/44/      Filed as an exhibit to Registrant's Form 8-A filed September 21, 1999,
---       and incorporated by reference.


(b) No reports on Form 8-K were filed by the Registrant during the three-month period ended June 30, 1999, the last quarter of the period covered by this Annual Report on Form 10-KSB.

(c)  Exhibits:
     4.37 Certificate of Designation of the Series B Junior Participating Preferred Stock

     10.140 Agreement dated as of June 28, 1999 between and among Registrant, AmeriVision Outdoor, Inc., AmeriVision Outdoor, LLC, Michael T. Barr, Joe W. Brown, William W. Byrd and George Whitlow

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     By: /s/ J. William Brandner
                                         --------------------------------------
                                         J. William Brandner, President
                                         (Chief Executive Officer) and Director
                                         September 27, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:                                     By:   /s/ Lester Jacobs
   -----------------------------------     --------------------------
   J. Melvin Stewart, Chairman of             Lester Jacobs, Director
   the Board and Director                     September 28, 1999
   September   , 1999

By: /s/ Gary J. Arnold                  By:   /s/ Terry J. Long
   -----------------------------------     --------------------------
   Gary J. Arnold, Director                   Terry J. Long, Director
   September 28, 1999                         September 27, 1999


By: /s/ Gary D. Bell                    By:   /s/ Lou A. Papais
   -----------------------------------     --------------------------
   Gary D. Bell, Director                     Lou A. Papais, Director
   September 28, 1999                         September 27, 1999


By: /s/ Edwin M. Freakley               By:   /s/ William A. Retz
   -----------------------------------     --------------------------
   Edwin M. Freakley, Director                William A. Retz, Director
   September 27, 1999                         September 28, 1999

By:                                     By:
   -----------------------------------     --------------------------
   Thomas N. Grant, Director                  Robert M. Smither, Jr., Director
   September   , 1999                         September   , 1999

By:                                     By:   /s/ Todd D. Thrasher
   -----------------------------------     --------------------------
   Kevin L. Jackson, Director                 Todd D. Thrasher
   September 28, 1999                         Vice President and Treasurer
                                              (Chief Financial Officer)
                                              September 27, 1999
By: /s/ Larry L. Johnson
   -----------------------------------
   Larry Johnson, Director
   September 27, 1999

DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES

Index to Financial Statements

DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
Report of Independent Certified Public Accountants..............................   F-2
Consolidated Balance Sheet as of June 30, 1999..................................   F-3
Consolidated Statements of Income for the years ended June 30, 1999 and 1998....   F-4
Consolidated Statements of Stockholders' Equity for the years ended
  June 30, 1999 and 1998........................................................   F-5
Consolidated Statement of Cash Flows for the years ended June 30, 1999 and 1998.   F-6
Notes to Consolidated Financial Statements......................................   F-7

Display Technologies, Inc.

Report of Independent Certified Public Accountants



To the Board of Directors and Stockholders
Display Technologies, Inc.


We have audited the accompanying consolidated balance sheet of Display Technologies, Inc. and subsidiaries as of June 30, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Display Technologies, Inc. and subsidiaries as of June 30, 1999, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.



                                       BDO Seidman, LLP
Orlando, Florida
August 24, 1999

Display Technologies, Inc.

Consolidated Balance Sheet


June 30                                                                                         1999
--------------------------------------------------------------------------------------------------------
Assets
Current Assets
Cash                                                                                       $    79,832
Accounts receivable:
  Trade, less allowance for doubtful accounts of $309,543                                   10,977,251
  Other                                                                                      1,747,635
Inventories                                                                                  6,084,709
Costs and estimated earnings in excess of billings on uncompleted contracts in progress      4,442,012
Prepaid expenses                                                                               859,371
Deferred income tax                                                                            133,000
--------------------------------------------------------------------------------------------------------
                                                                                            24,323,810
--------------------------------------------------------------------------------------------------------
Property, plant and equipment, less accumulated depreciation                                 7,947,010
--------------------------------------------------------------------------------------------------------
Other assets
Intangibles, less accumulated amortization                                                  11,283,095
Equity investments                                                                             500,000
Other                                                                                        1,301,729
--------------------------------------------------------------------------------------------------------
                                                                                            13,084,824
--------------------------------------------------------------------------------------------------------
                                                                                           $45,355,644
========================================================================================================

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable                                                                           $ 4,833,042
Customer deposits                                                                              785,391
Accrued expenses                                                                             2,762,897
Billings in excess of costs and estimated earnings on uncompleted contracts in progress        191,304
Current maturities of long-term debt                                                           781,926
Current portion of obligations under capital leases                                            336,096
--------------------------------------------------------------------------------------------------------
                                                                                             9,690,656
--------------------------------------------------------------------------------------------------------

Non-current liabilities
Line of credit                                                                               5,302,630
Long-term debt, less current maturities                                                      9,108,519
Obligations under capital leases, less current portion                                         962,483
Deferred income taxes                                                                          170,000
Other                                                                                          169,876
--------------------------------------------------------------------------------------------------------
                                                                                            15,713,508
--------------------------------------------------------------------------------------------------------

Stockholders' equity
Common stock; $.001 par value; authorized 50,000,000 shares; issued and outstanding
    6,302,544 shares                                                                             6,303
Additional paid-in capital                                                                  18,999,292
Retained earnings                                                                              945,885
--------------------------------------------------------------------------------------------------------
                                                                                            19,951,480
--------------------------------------------------------------------------------------------------------

                                                                                           $45,355,644
========================================================================================================

          See accompanying notes to consolidated financial statements

Display Technologies, Inc.

Consolidated Statements of Income


Year Ended June 30                                                             1999          1998
--------------------------------------------------------------------------------------------------------
Sales                                                                      $66,135,714   $32,478,018
Cost of sales                                                               43,912,587    19,688,873
--------------------------------------------------------------------------------------------------------
Gross profit                                                                22,223,127    12,789,145

Operating expenses
Selling expenses                                                            10,241,634     4,973,451
General and administrative expenses                                          7,182,385     5,305,649
--------------------------------------------------------------------------------------------------------
                                                                            17,424,019    10,279,100
--------------------------------------------------------------------------------------------------------

Income from operations                                                       4,799,108     2,510,045

Other income (expense)
Interest income                                                                 72,156        94,812
Interest expense                                                            (1,235,483)     (486,460)
Gain on disposal of property and equipment                                      46,872         4,649
Miscellaneous income                                                                 -        79,895
--------------------------------------------------------------------------------------------------------
                                                                            (1,116,455)     (307,104)
--------------------------------------------------------------------------------------------------------

Income before income taxes                                                   3,682,653     2,202,941
Income tax expense                                                           1,438,000       615,000
--------------------------------------------------------------------------------------------------------
Net income                                                                 $ 2,244,653   $ 1,587,941
========================================================================================================

Earnings per common share
Basic                                                                      $      0.40   $      0.38
Diluted                                                                    $      0.33   $      0.30
========================================================================================================

Weighted average number of shares outstanding
Basic                                                                        5,632,633     4,163,208
Diluted                                                                      7,555,053     5,658,925
========================================================================================================

          See accompanying notes to consolidated financial statements

Display Technologies, Inc.

Consolidated Statements of Stockholders' Equity


                                                         Common Stock
                                                    -----------------------   Additional Retained Earnings           Total
                                                       Number          Par       Paid-In      (Accumulated   Stockholders'
                                                    Of Shares        Value       Capital          Deficit)          Equity
---------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1997                              3,310,869       $3,311   $ 5,809,832     $  (989,140)      $ 4,824,003
Issuance of five percent stock dividend               167,885          168       577,356        (577,524)              -
Issuance of stock for acquisition of Ad Art           810,000          810     3,336,390               -         3,337,200
Sales of common stock, net                            231,482          232       969,768               -           970,000
Exercise of stock options and warrants, net           322,396          322       548,398               -           548,720
Issuance of stock options and warrants                      -            -       124,250               -           124,250
Stock contributed to 401(k) plan                       35,845           36       101,812               -           101,848
Stock issued for employee bonuses                      13,047           13        33,387               -            33,400
Net income                                                  -            -             -       1,587,941         1,587,941
--------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1998                              4,891,524        4,892    11,501,193          21,277        11,527,362
Issuance of five percent stock dividend               248,596          249     1,319,796      (1,320,045)              -
Contingent stock earn-out for acquisition                   -            -     2,206,827               -         2,206,827
Exercise of stock options and warrants, net         1,086,254        1,086     2,818,975               -         2,820,061
Tax benefit on exercise of options and warrants             -            -       743,000               -           743,000
Issuance of stock options                                   -            -        76,950               -            76,950
Stock contributed to 401(k) plan                       58,015           58       271,295               -           271,353
Stock issued for employee bonuses                      18,155           18        61,256               -            61,274
Net income                                                  -            -             -       2,244,653         2,244,653
--------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999                              6,302,544       $6,303   $18,999,292        $945,885       $19,951,480
==========================================================================================================================

          See accompanying notes to consolidated financial statements

Display Technologies, Inc.

Consolidated Statements of Cash Flows


Year Ended June 30                                                                    1999          1998
-----------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                                        $ 2,244,653   $ 1,587,941
Adjustments to reconcile net income to net cash used for operating activities:
 Depreciation and amortization                                                      1,068,896       666,941
 Gain on disposal of property, plant and equipment                                    (46,872)       (4,649)
 Contribution of common stock to 401(k) plan                                          271,353       101,848
 Change in deferred income taxes                                                      733,000      (137,656)
 Tax benefit on options and warrants exercised                                        743,000             -
 Other                                                                                (64,901)            -
 Changes in assets and liabilities, net of effects of acquisitions:
   Accounts receivable                                                             (4,098,419)   (1,992,004)
   Other receivables                                                               (1,139,886)      (43,655)
   Inventories                                                                     (4,595,192)     (550,953)
   Prepaid expenses                                                                   131,261      (240,100)
   Accounts payable                                                                 2,015,944    (1,079,715)
   Customer deposits                                                                 (461,665)      754,520
   Accrued expenses                                                                  (864,790)      (88,771)
   Sales-type lease receivable                                                     (1,251,602)            -
   Other                                                                              278,147             -
-----------------------------------------------------------------------------------------------------------
Net cash used for operating activities                                             (5,037,073)   (1,026,253)
-----------------------------------------------------------------------------------------------------------

Cash flows from investing activities
Purchase of property, plant and equipment                                          (1,542,694)     (882,813)
Business acquisitions, net of cash acquired                                                 -    (3,004,568)
Proceeds from sale of property, plant and equipment                                    87,926        19,470
Investment in equity securities                                                      (500,000)            -
Other                                                                                  (7,114)            -
-----------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                             (1,961,882)   (3,867,911)
-----------------------------------------------------------------------------------------------------------

Cash flows from financing activities
Net change in line of credit borrowings                                             2,343,435       (62,048)
Proceeds from issuance of long term debt                                            3,223,817     3,827,077
Principal payments on long term debt                                               (1,550,407)     (114,458)
Proceeds from sales of stock (including option and warrant exercises), net          2,821,316     1,518,720
Payments on capital lease obligations                                                (265,886)     (108,265)
Payment of fees for long-term debt                                                    (29,795)     (142,630)
Other financing activities                                                             (1,257)      282,019
-----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                           6,541,223     5,200,415
-----------------------------------------------------------------------------------------------------------

Net increase(decrease) in cash                                                       (457,732)      306,251
Cash, beginning of year                                                               537,564       231,313
-----------------------------------------------------------------------------------------------------------
Cash, end of year                                                                 $    79,832   $   537,564
===========================================================================================================

          See accompanying notes to consolidated financial statements

Display Technologies, Inc.

Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies
         Nature of Business
The Company designs, manufactures, installs and services hi-tech electronic computer driven video displays, message centers, scoreboards, and business identity signs.

Principles of Consolidation
The consolidated financial statements include the accounts of Display Technologies, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Inventories
Inventories are valued at the lower of first-in, first-out (FIFO) cost or market.

Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets by the straight-line method.

Intangible Assets
Intangible assets are amortized using the straight-line method over their estimated useful lives.

Impairments
Assets are evaluated for impairment when events change or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. When any such impairment exists, the related assets are written down to fair value.

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

Stock Based Compensation
The Company accounts for stock based compensation under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). As permitted by SFAS 123, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for stock based compensation to employees.

Stock options granted to non-employees are valued using a Black-Scholes option pricing model with appropriate assumptions for risk free investment rates, expected lives, dividend yields and volatility factors. The value of options granted to non-employees is charged to appropriate asset or expense accounts when the options are granted.

Fair Value of Financial Instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 1999. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, trade receivables, accounts payable and accrued expenses. The fair value of the Company's long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

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

Display Technologies, Inc.

Notes to Consolidated Financial Statements

Note 2.  Acquisitions
On February 18, 1998, the Company acquired all of the outstanding common stock of Electronic Sign Corporation (dba Ad Art) ("Ad Art") in exchange for 810,000 shares of the Company's $.001 par value common stock valued at $3,337,200 and $3,000,000 in cash. Other costs of the acquisition, including legal and other fees, totaled $277,800. An additional 560,464 shares of the Company's $.001 par value common stock (the "contingent shares") were issued to certain former owners of Ad Art subsequent to June 30, 1999. These contingent shares were issuable at a rate of approximately 49,000 shares for each $100,000 of after tax income for fiscal 1999 in excess of $1.4 million up to the maximum of 567,000 shares to be issued for after tax income of $2.4 million or higher. The value of the contingent shares was accounted for in additional paid in capital until they were issued in September 1999. The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of the net assets acquired amounted to $8,206,827, which has been accounted for as goodwill and is being amortized over its estimated life of 40 years. The operating results of Ad Art are included in the Company's consolidated results of operations from the date of acquisition.

The following unaudited pro-forma summary presents the consolidated results of operations as if the acquisition of Ad Art had occurred at the beginning of the period presented and does not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future.

Year ended June 30                        1998
-------------------------------------------------
Net sales                             $52,546,000
Net income                            $ 1,170,000
Earnings per share
 Basic                                $       .22
 Diluted                              $       .19
=================================================

Note 3.  Inventories
Inventories at June 30, 1999 consist of the following:


-------------------------------------------------
Raw materials                          $3,849,215
Work in process                         2,089,337
Finished goods                            146,157
-------------------------------------------------
                                       $6,084,709
=================================================


Note 4.  Property, Plant and Equipment
Property, plant and equipment at June 30, 1999 consist of the following:

                                   Estimated
                                  Useful Lives
---------------------------------------------------------
Land                                          $ 1,518,635
Buildings and improvements        15-30 years   3,352,258
Machinery and equipment            5-10 years   2,613,966
Office equipment and furniture     5-10 years   2,186,310
Transportation equipment            3-5 years     885,534
Signs held for lease                 11 years     255,527
---------------------------------------------------------
                                               10,812,230
Less accumulated depreciation                  (2,865,220)
---------------------------------------------------------
                                              $ 7,947,010
=========================================================

Depreciation expense for the years ended June 30, 1999 and 1998 was $786,089 and $507,088, respectively.


Note 5.    Intangible Assets
Intangible assets are summarized as follows:


                       Estimated Lives
----------------------------------------------------
Patents                        5 years   $   227,528
Debt fees                 7 - 15 years       689,213
Goodwill                      40 years    11,155,787
----------------------------------------------------
                                          12,072,528
Less accumulated amortization               (789,433)
----------------------------------------------------
                                         $11,283,095
====================================================

Amortization expense for the years ended June 30, 1999 and 1998 was $282,807 and $159,853, respectively.


Note 6.  Net Investment in Sales-Type Leases
The Company is the lessor of a variety of signs and advertising display units under agreements expiring through 2005. The Company accounts for these leases as sales-type leases. At June 30, 1999, the net investment in sales-type leases consists of the following:


---------------------------------------------------------
Total minimum lease payments to be received    $1,656,968
Less unearned income                              305,722
---------------------------------------------------------
Net investment in sales-type leases            $1,351,246
=========================================================

The following is a schedule of minimum lease payments to be received as of June 30, 1999:

---------------------------------------------------------
2000                                           $  401,869
2001                                              351,594
2002                                              311,275
2003                                              303,424
2004                                              266,806
Thereafter                                         22,000
---------------------------------------------------------
                                               $1,656,968
=========================================================

Display Technologies, Inc.

Notes to Consolidated Financial Statements

Note 7. Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts in Progress
Costs and estimated earnings on uncompleted contracts consists of the following at June 30, 1999:

------------------------------------------------------
Costs incurred on uncompleted contracts    $ 5,851,502
Estimated earnings                           3,441,933
------------------------------------------------------
                                             9,293,435
Billings to date                            (5,042,727)
------------------------------------------------------
                                           $ 4,250,708
======================================================

Included in the accompanying balance sheet under the following captions:

-----------------------------------------------------------------
Costs and estimated earnings in excess of
   billings on uncompleted contracts in progress      $4,442,012
Billings in excess of costs and estimated earnings
   on uncompleted contracts in progress                 (191,304)
-----------------------------------------------------------------
                                                      $4,250,708
=================================================================

Note 8.  Accrued Expenses
Accrued expenses at June 30, 1999 consist of the following:

----------------------------------------------------------------
Payroll and benefits                                  $1,759,310
Warranty                                                 371,646
Taxes                                                    174,867
Professional fees                                        121,709
Other                                                    335,365
----------------------------------------------------------------
                                                      $2,762,897
================================================================

Note 9.  Lines of Credit
The Company has a $10 million revolving line of credit with a national bank.
The line of credit bears interest, at the Company's option, at either (a) three quarters of a percent over the bank's prime rate or (b) 325 basis points over LIBOR and matures June 30, 2002. At June 30, 1999, the interest rate was 8.35%. The line of credit is secured by eligible receivables and inventory and is cross-collateralized with the two letters of credit from the same lender and the $4,890,000 in notes payable secured by the letters of credit. As of June 30, 1999, $5,302,630 was borrowed against this line of credit. This line of credit contains certain financial and operating covenants. The Company was in compliance with all covenants at June 30, 1999.

Note 10. Long-Term Debt
Long term debt at June 30, 1999 is summarized as follows:


-----------------------------------------------------------------
Notes payable secured by a letter of credit with
a national bank, variable interest rate plus 1%
letter of credit fee (effective rate at June 30,
1999 was 6.21%), secured by substantially all
the assets of the Company, and cross
collateralized with and covered by the same
covenants as the line of credit with the same
national bank, interest due monthly with annual
principal payments due in varying amounts
each May through 2014.                               $  2,500,000

Notes payable secured by a letter of credit with
a national bank, variable interest rate plus 1%
letter of credit fee (effective rate at
June 30, 1999 was 6.31%), secured by
substantially all assets of the Company,
subsidiary guarantees, and cross-collateralized
with and covered by the same covenants as
the line of credit with the same national bank,
interest due monthly with annual principal
payments due in varying amounts each August
through 2012.                                           2,390,000

Term note payable to a national bank, variable
interest rate at prime plus 1 3/4% (effective
rate at June 30, 1999 was 9.75%), secured by
substantially all the assets of the Company,
subsidiary guarantees and cross collateralized
with and covered by the same covenants as
the line of credit with the same national bank,
monthly principal payments of $27,778, plus
interest , matures June 2002.                             972,222

8.75% convertible subordinated debentures,
convertible into the Company's $.001 par value
common stock at $4.52 per share, secured by
substantially all assets of the Company and
subsidiary guarantees, but subordinated to
bank debt, interest due monthly, monthly
principal payments begin March 2, 2001 at the
rate of 1% of the outstanding principal balance,
final balloon payment due March 2, 2005.                3,500,000

8% unsecured convertible note payable,
convertible into the Company's $.001 par value
common stock at $4.31 per share, interest due
semi-annually with annual principal payments
of $250,000 due September 1999 and 2000.                  500,000

Other                                                      28,222
-----------------------------------------------------------------
                                                        9,890,444
Less current portion                                     (781,926)
-----------------------------------------------------------------
Total                                                  $9,108,519
=================================================================

Display Technologies, Inc.

Notes to Consolidated Financial Statements

Aggregate maturities of long-term debt over future years are as follows: 2000 - $781,926; 2001 - $980,257; 2002 - $1,015,376; 2003 - $695,298; 2004 - $712,588
and thereafter - $5,705,000.


Note 11. Commitments
Leases
The Company conducts its operations partially from leased facilities. These leases are classified as operating leases and expire on various dates through 2005.

The Company also leases equipment under capital leases which expire on various dates through 2004. The total capitalized cost for this equipment is $1,572,335 with accumulated depreciation of $274,324 as of June 30, 1999.

As of June 30, 1999, future net minimum lease payments under capital leases and future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                                       Capital   Operating
Year ending June 30                     Leases      Leases
----------------------------------------------------------
2000                                $  478,308  $1,314,851
2001                                   464,352   1,177,700
2002                                   388,056     809,133
2003                                   195,845     530,338
2004                                    94,076     461,395
Thereafter                                   -     107,926
----------------------------------------------------------
                                     1,620,637  $4,401,343
                                                ==========

Less amount representing interest      322,058
----------------------------------------------
Present value of minimum
   lease payments                   $1,298,579
==============================================

Rental expense for the years ended June 30, 1999 and 1998 was approximately $1,348,000 and $736,000, respectively.

Employment Agreements
The Company has entered into employment agreements expiring at various dates through the year 2001. As of June 30, 1999, the Company's total noncancellable obligation under all employment contracts is approximately $1,100,000.

Note 12. Income Taxes
The components of deferred tax assets and liabilities consist of the following as of June 30, 1999:

-------------------------------------------------------------
Deferred tax assets
Accruals and reserves                              $  357,000
Accounts receivable                                    32,000
Net operating loss and other tax carry forwards       727,000
Customer deposits                                      37,000
Intangible assets                                       6,000
-------------------------------------------------------------
Total deferred tax assets                           1,159,000

Deferred tax liabilities
Sales-type lease receivables                         (111,000)
Inventory                                            (524,000)
Plant and equipment                                  (561,000)
-------------------------------------------------------------
Net deferred tax liability                         $  (37,000)
=============================================================

Significant components of the income tax expense (benefit) are as follows:

                                             1999        1998
-------------------------------------------------------------
Current
Federal                                 $ 610,000   $ 632,000
State                                      95,000     120,000
-------------------------------------------------------------
                                          705,000     752,000
-------------------------------------------------------------
Deferred
Federal                                   669,000    (117,000)
State                                      64,000     (20,000)
-------------------------------------------------------------
                                          733,000    (137,000)
-------------------------------------------------------------
                                       $1,438,000   $ 615,000
=============================================================

At June 30, 1999, the Company had unused federal tax net operating losses (NOLs) to carry forward against future years' taxable income of approximately $2,140,000 expiring in various amounts from 2006 to 2013. As a result of the consummation of the Company's public offering and certain acquisitions, the use of these NOLs will be limited each year under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended and the provisions of Treasury Regulation 1.1502-21 regarding Separate Return Limitation years as follows:

                                                  Maximum NOL
Year ending June 30                                 Available
-------------------------------------------------------------
2000                                               $  801,000
2001                                                  316,000
2002                                                  316,000
2003                                                  316,000
2004                                                  316,000
Thereafter                                             75,000
-------------------------------------------------------------
                                                   $2,140,000
=============================================================


The following summary reconciles the difference between the federal statutory rate and the reported effective rate:

                                               1998      1997
-------------------------------------------------------------
Federal taxes on income at statutory rates      34%       34%
Goodwill                                         2%        2%
State taxes                                      3%        2%
Reduction of deferred tax asset
 valuation allowance                             -       (14%)
Other                                            -         4%
-------------------------------------------------------------
Taxes on income at effective rates              39%       28%
=============================================================

Note 13. Capital Stock
On June 29, 1994, the Board of Directors adopted the amended and restated 1994 Employee and Consultant Stock Compensation Plan ("the 1994 plan"). The 1994 plan provides for the issuance of up to 2,546,775 shares of the Company's common stock to employees and consultants of the Company. Options granted under the plan are not permitted to have a term in excess of ten years.

On November 4, 1992, the Board of Directors adopted the 1992 Stock Option and Appreciation Rights Plan ("the 1992 plan"). The 1992 plan provides for the issuance of up to 665,635 shares of the Company's common stock to employees, officers, directors and consultants of the Company. Options granted to employees or directors under this plan must have an exercise price equal to or greater than 85% of the fair value of the stock on the date of grant and cannot have a term in excess of 10 years.

On April 25, 1988, the Company adopted the 1988 Incentive Stock Option Plan ("the 1988 plan"). The 1988 plan provides for the issuance of up to 192,937 shares of the Company's common stock to employees of the Company. Options granted under this plan must have an exercise price equal to or greater than the fair value of the stock on the date of grant and are not exercisable until 18 months from the date of grant.

On July 1, 1998, the Company entered into an agreement with an investor relations firm, and separate from each of the above established plans, issued an option to purchase up to 78,750 shares of the Company's common stock at a price of $3.10 per share, 31,500 shares at a price of $3.57 per share, and 31,500 shares at a price of $4.29 per share. As of June 30, 1999, all 141,750 options were exercisable.

On March 2, 1998, in connection with the issuance of the 8.75% convertible note payable, the Company issued a stock purchase warrant to the lender separate from each of the above agreements. The stock purchase warrant entitles the holder to purchase up to 210,000 shares of the Company's common stock at a price of $4.11 per share. As of June 30, 1999, all 210,000 warrants were exercisable.

Also on March 2, 1998, in connection with consulting services received for the acquisition of Ad Art, the Company issued a stock purchase warrant to a consulting firm separate from each of the above agreements. The stock purchase warrant entitles the holder to purchase up to 78,750 shares of the Company's common stock at a price of $4.11 per share. As of June 30, 1999, all 78,750 warrants were exercisable.

On March 18, 1997, the Company entered into an agreement with an investor relations firm and, separate from each of the above established plans, issued an option to purchase up to 55,125 shares of the Company's common stock at an
exercise price of $1.40 per share.   On August 29, 1997, the Company extended
the agreement with this investor relations firm and issued an option to purchase up to an additional 55,125 shares of the Company's common stock at an exercise price of $2.50 per share. As of June 30, 1999, all 110,250 of the options issued to this investor relations firm were exercisable.

On November 22, 1996 the Company entered into an agreement with an investment banking firm and, separate from each of the above established plans, issued warrants to purchase up to 210,000 shares of the Company's common stock at an exercise price of $1.74 per share. These warrants were exercised during fiscal 1998 for total proceeds to the Company of $365,400.

All stock options and warrants issued during 1999 and 1998 pursuant to the above plans and agreements were issued with an exercise price that approximated the fair market value of the stock on the date of grant. A summary of the status of the Company's stock options and warrants for the plans and agreements discussed above as of June 30, 1999 and 1998 and changes during the years ended on those dates (as restated for stock dividends) is presented below:

                                          Weighted
                                           Average
                                          Exercise
                                  Shares     Price
---------------------------------------------------
Outstanding - June 30, 1997    1,718,357     $0.87
Granted                          604,800      3.72
Exercised                       (342,368)     1.41
Forfeited                        (13,661)     1.02
--------------------------------------------------
Outstanding - June 30, 1998    1,967,128      1.65
Granted                          797,750      3.76
Exercised                       (479,394)     0.69
Forfeited                        (28,471)     1.70
--------------------------------------------------
Outstanding - June 30, 1999    2,257,013     $2.60
==================================================

Notes to Consolidated Financial Statements

The following table summarizes stock options and warrants issued under the plans and agreements discussed above outstanding at June 30, 1999:

                             Weighted          Weighted
   Range of                   Average           Average
   Exercise                  Exercise         Remaining
      Price     Outstanding     Price  Contractual Life
-------------------------------------------------------
 $0.44-0.91         695,991     $0.60         1.1 years
  1.13-2.91         290,772      1.88         3.3 years
  3.10-3.84         840,000      3.47         7.1 years
  4.11-6.00         430,250      4.61         3.6 years
-------------------------------------------------------
 $0.44-6.00       2,257,013     $2.60         4.1 years
=======================================================

As of June 30, 1998 1,928,540 options and warrants were exercisable under the plans and agreements discussed above at a weighted average exercise price of $1.62. As of June 30, 1999 1,385,760 options and warrants were exercisable under the plans and agreements discussed above at a weighted average exercise price of $1.83 as follows:

                             Weighted          Weighted
   Range of                   Average           Average
   Exercise                  Exercise         Remaining
      Price     Exercisable     Price  Contractual Life
-------------------------------------------------------
 $0.44-0.91         695,988     $0.60         1.1 years
  1.13-3.10         369,522      2.14         3.0 years
  4.11-4.32         320,250      4.17         3.6 years
-------------------------------------------------------
 $0.44-4.32       1,385,760     $1.83         2.2 years
=======================================================

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock based compensation to employees. Accordingly, no compensation expense has been recognized for stock based compensation issued to employees. Had compensation cost for the Company's stock based compensation issued to employees been determined based upon the fair value at the grant date consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's proforma net income for 1999 and 1998 would have been $1,761,228 and $1,406,357, respectively. Proforma basic earnings per share would have been $.31 for 1999 and $.33 for 1998 and diluted earnings per share would have been $.26 and $.27 for 1999 and 1998, respectively.

The weighted average fair value of options granted during 1999 and 1998 was estimated at $1.17 and $0.86 per share, respectively, based upon the Black-Scholes option-price model with the following weighted average assumptions: 5% dividend yield, expected volatility of 40%, risk-free interest rate of 6% and expected life of 6.9 years for 1999 and 2.9 years for 1998.

On January 13, 1994 in conjunction with a public offering of the Company's common stock, the Company issued 620,000 common stock purchase warrants with an exercise price of $4.32 per share. During fiscal 1999, 537,370 of these warrants were exercised, resulting in proceeds to the Company of $2,315,281, net of $6,157 in redemption costs on the unexercised warrants.

In conjunction with the same public offering, the Company issued an option to purchase 35,887 "units", each unit consisting of two shares of common stock and two nonredeemable common stock purchase warrants, for a price of $6.86 per unit. Each common stock purchase warrant obtainable under this option entitles the holder to purchase one share of common stock at a price of $4.95. During fiscal 1999, these units were exercised resulting in proceeds to the Company of $245,826. The purchase warrants included in the units expire on December 31, 1999. As of June 30, 1999 71,774 warrants were exercisable.

Note 14.  Employee Benefit Plan
The Display Technologies, Inc. 401(k) profit sharing plan covers all employees with more than six months of service and allows employees to defer up to 15% of their income and contribute to the plan. The Company contributes to the plan at a discrectionary matching rate of 50% of the first six percent contributed by the employee. Company contributions to the plan are in the form of the Company's common stock. The Company issued to the 401(k) plan in fiscal years 1999 and 1998, 58,015 and 35,845 shares of the Company's common stock at an average price of $4.68 and $2.84 per share, respectively.


Note 15. Earnings Per Share
Diluted earnings per share for 1999 and 1998 (as restated for stock dividends) is calculated as follows:

                                         1999        1998
---------------------------------------------------------
Net Income                         $2,244,653  $1,587,941
Convertible debt interest, net        225,932     119,177
---------------------------------------------------------
Net income for purposes of
 calculating diluted
 earnings per share                $2,470,585  $1,707,118
=========================================================

Basic weighted average shares       5,632,633   4,163,208
Convertible securities                890,077     431,736
Dilutive options and warrants         887,879   1,063,981
Other                                 144,464           -
---------------------------------------------------------
Diluted weighted average shares     7,555,053   5,658,925
=========================================================

Diluted earnings per share         $      .33  $     0.30
=========================================================

Display Technologies, Inc.

Notes to Consolidated Financial Statements

Note 16.  Industry Segments
The Company's operations are classified into two business segments: image enhancement displays ("displays") and other.

The display segment markets and produces custom designed and stock sign products which are specifically designed for internal and external use by institutional, governmental and commercial enterprises. The display segment also provides peripheral services on the sign products such as installation, maintenance and service.

Operations within the other segment include the manufacture and sale of a line of products which, when installed in compressed air lines, substantially reduce or totally eliminate water and condensate problems and most foreign contaminants in the air line.

The following table shows sales and operating income from continuing operations and other financial information by segment as of and for the years ended June 30, 1999 and 1998:

                                             1999          1998
---------------------------------------------------------------
Sales to External Customers
 Displays                             $64,541,680   $30,686,361
 Other                                  1,594,034     1,791,657
---------------------------------------------------------------
                                      $66,135,714   $32,478,018
===============================================================

Operating Income
 Displays                             $ 6,118,084   $ 3,201,907
 Other                                    306,783       490,792
 Corporate expenses                    (1,625,759)   (1,182,654)
---------------------------------------------------------------
                                      $ 4,799,108   $ 2,510,045
===============================================================

Depreciation and Amortization
 Displays                             $   965,359   $   590,443
 Other                                     44,388        43,187
 Corporate                                 59,149        33,311
---------------------------------------------------------------
                                      $ 1,068,896   $   666,941
===============================================================

Interest Income
 Displays                             $    72,156   $    94,812
 Other                                          -             -
 Corporate                                      -             -
---------------------------------------------------------------
                                      $    72,156   $    94,812
===============================================================

Interest Expense
 Displays                             $   620,318   $   189,908
 Other                                         35           632
 Corporate                                615,130       295,920
---------------------------------------------------------------
                                      $ 1,235,483   $   486,460
===============================================================

Identifiable Assets
 Displays                             $41,850,698   $28,418,273
 Other                                  1,007,339     1,053,464
 Corporate                              2,497,607     1,322,871
---------------------------------------------------------------
                                      $45,355,644   $30,794,608
===============================================================

Capital Expenditures
 Displays                             $ 2,631,509   $   836,230
 Other                                     25,118        39,509
 Corporate                                 46,465         7,074
---------------------------------------------------------------
                                      $ 2,703,092   $   882,813
===============================================================

Display Technologies, Inc.

Notes to Consolidated Financial Statements

Note 17.  Supplemental Cash Flow Information
The Company paid $1,232,301 and $511,753 for interest and $1,552,389 and $4,440 for income taxes for the years ended June 30, 1999 and 1998, respectively.

The following summarizes noncash investing and financing transactions:

                                              1999        1998
--------------------------------------------------------------
Equity issued for acquisition
 of Ad Art                              $2,206,827  $3,372,450

Debt refinancing                        $       -   $2,005,318

Issuance of five percent stock
 dividend                               $1,320,045  $  577,524

Non-cash purchase of fixed assets       $1,160,398  $       -

Fees on long-term debt paid from
 debt proceeds                          $  276,183  $  167,605

Common stock contributed to
 401(k) plan                            $  271,353  $  101,848

Issuance of stock warrants for fees
 on long-term debt                      $       -   $   73,000

Stock issued for employee bonuses       $   61,274  $   33,400

Issuance of stock options for
 prepaid investment services            $   76,950  $   16,000
==============================================================


Note 18.  Stock Dividend
On October 29, 1998, the Company authorized a five percent stock dividend to be issued November 30, 1998 to holders of record on November 16, 1998. The dividend resulted in the issuance of an additional 248,596 shares of the Company's $.001 par value common stock, plus cash payments of $1,257 in lieu of issuing fractional shares. Earnings per share for the year ended June 30, 1998 has been retroactively restated to reflect the effects of the stock dividend.

On October 30, 1997, the Company authorized a five percent stock dividend to be issued December 1, 1997 to holders of record on November 14, 1997. The dividend resulted in the issuance of an additional 167,885 shares of the Company's $.001 par value common stock. Earnings per share reflects the effects of this stock dividend.



Note 19. Subsequent Events
On July 30, 1999, the Company acquired all of the outstanding common stock of Lockwood Sign Group, Inc. ("Lockwood") in exchange for 415,000 shares of the Company's $.001 par value common stock valued at $1,909,000 and $1,900,000 in cash. Additional common stock will be contingently issuable should the market price of the Company's common stock not exceed $4.60 per share for any consecutive 20-day period through July 30, 2000. The highest consecutive 20-day average share price through August 23, 1999 was $3.86 per share, and the contingent liability was approximately 80,000 shares. An additional 285,000 shares of the Company's $.001 par value common stock (the "contingent shares") are issuable on a pro-rata basis if Lockwood's net income for the year ending June 30, 2000 is between $350,000 and $625,000. The contingent shares are issuable at a rate of approximately 25,909 shares for each $25,000 of net income in excess of $350,000 up to the maximum of 285,000 shares to be issued for net income of $625,000 or higher. The acquisition will be recorded using the purchase method of accounting. Accordingly, the purchase price will be allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of the net assets acquired will be accounted for as goodwill and will be amortized over its estimated life of 40 years.

On July 27, 1999, the Company sold 50,000 shares of its preferred stock in a private placement for a total of $5,000,000. The preferred shares pay a dividend of 5 1/4%, are convertible into the Company's $.001 par value common stock at $3.50 per share and are redeemable on July 30, 2004.

Note 20.  Recent Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. FAS 133 is effective for periods beginning after June 15, 1999. Historically, the Company has not entered into derivative contracts. Accordingly, FAS 133 is not expected to affect the Company's financial statements.