Form 10-Q
period 1999-09-30
DISPLAY TECHNOLOGIES INC
filed 1999-11-12
CIK 718660

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   -------------------------------------------


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

For the Quarterly Period                                   Commission file
Ended September 30, 1999                                   number 0-14427

                   -------------------------------------------



                           DISPLAY TECHNOLOGIES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


             NEVADA                                        38-2286268
   (State or other jurisdiction                          (I.R.S. Employer
of incorporation or other organization)                Identification Number)


           5029 EDGEWATER DRIVE, ORLANDO, FLORIDA 32810 (407)521-7477
               (Address, including zip code, and telephone number,
                  including area code, of registrant's office)


                   -------------------------------------------


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



   As of November 12, 1999, 7,429,879 shares of Common Stock were outstanding.


================================================================================

                         PART 1 - FINANCIAL INFORMATION
                   DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     September 30,
                                                                                         1999
                                                                                      (unaudited)     June 30, 1999
                                                                                      -----------      -----------
                                     ASSETS
Current Assets:
     Cash                                                                             $   411,765      $    79,832
     Accounts receivable:
         Trade, less allowance for doubtful accounts of $339,025 and $309,543          13,290,782       10,977,251
         Other                                                                          2,642,440        1,747,635
     Inventories                                                                        7,445,591        6,084,709
     Costs and estimated earnings in excess of billings
         on uncompleted contracts                                                       8,811,824        4,442,012
     Prepaid expenses                                                                     609,882          859,371
     Deferred tax assets                                                                  216,000          133,000
                                                                                      -----------      -----------
         Total current assets                                                          33,428,284       24,323,810
                                                                                      -----------      -----------

Property, plant and equipment, less accumulated depreciation                           11,048,647        7,947,010
                                                                                      -----------      -----------

Other assets:
     Intangibles, less accumulated amortization                                        15,046,018       11,283,095
     Equity investments                                                                   500,000               --
     Other                                                                              1,220,254        1,801,729
                                                                                      -----------      -----------
         Total other assets                                                            16,766,272       13,084,824
                                                                                      -----------      -----------
                                                                                      $61,243,203      $45,355,644
                                                                                      ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                 $ 6,955,490      $ 4,833,042
     Customer deposits                                                                  1,471,867          785,391
     Accrued expenses                                                                   3,985,976        2,762,897
     Billings in excess of costs and estimated earnings on uncompleted contracts          193,756          191,304
     Current portion of long-term debt                                                    888,558          781,926
     Current portion of obligations under capital leases                                  688,023          336,096
                                                                                      -----------      -----------
         Total current liabilities                                                     14,183,670        9,690,656
                                                                                      -----------      -----------

Non-current liabilities:
     Line of credit                                                                     6,413,211        5,302,630
     Long-term debt, less current maturities                                           10,912,157        9,108,519
     Obligations under capital leases, less current portion                             1,477,025          962,483
     Deferred tax liabilities                                                             389,000          170,000
     Other                                                                                     --          169,876
                                                                                      -----------      -----------
         Total non-current liabilities                                                 19,191,393       15,713,508
                                                                                      -----------      -----------

Stockholders' equity:
     Common stock                                                                           7,406            6,303
     Additional paid-in capital                                                        21,073,197       18,999,292
     Preferred stock                                                                    5,000,000               --
     Retained earnings                                                                  1,787,537          945,885
                                                                                      -----------      -----------
         Total stockholders' equity                                                    27,868,140       19,951,480
                                                                                      -----------      -----------
                                                                                      $61,243,203      $45,355,644
                                                                                      ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                   DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three months ended
                                                                 September 30,
                                                        -------------------------------
                                                            1999               1998
                                                        ------------       ------------
Sales                                                   $ 23,096,557       $ 17,034,013
Costs of sales                                            15,514,780         11,034,780
                                                        ------------       ------------
Gross profit                                               7,581,777          5,999,233
                                                        ------------       ------------

Operating expenses:
     Selling                                               2,940,511          2,461,240
     General and administrative                            2,823,096          1,752,058
                                                        ------------       ------------
Total operating expenses                                   5,763,607          4,213,298
                                                        ------------       ------------
Income from operations                                     1,818,170          1,785,935
                                                        ------------       ------------

Other income (expense):
     Interest income                                          43,426             18,757
     Interest expense                                       (432,899)          (305,282)
     Gain on disposals of property and equipment               6,845              4,784
     Other                                                    30,116                921
                                                        ------------       ------------

                                                            (352,512)          (280,820)
                                                        ------------       ------------

Income from continuing operations before provision
     for income taxes                                      1,465,658          1,505,115
Provision for income taxes                                   579,000            587,000
                                                        ------------       ------------


Net income                                                   886,658            918,115
Preferred dividends                                          (43,750)                --
                                                        ------------       ------------
Net income available to common shareholders             $    842,908       $    918,115
                                                        ============       ============

Earnings per common share:
     Basic                                              $       0.12       $       0.18
                                                        ============       ============
     Diluted                                            $       0.10       $       0.14
                                                        ============       ============
Weighted average shares outstanding:
     Basic                                                 6,803,893          5,170,794
                                                        ============       ============
     Diluted                                               9,262,850          7,171,423
                                                        ============       ============

     See accompanying notes to condensed consolidated financial statements.

                   DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Three Months Ended September 30,
                                                                                 --------------------------------
                                                                                    1999                  1998
                                                                                 -----------          -----------
Cash flows from operating activities:
     Net income                                                                  $   886,658          $   918,115
     Adjustments to reconcile net income to net cash
       used for operating activities:
         Depreciation and amortization                                               394,970              247,551
         Gain on disposal of property and equipment                                   (6,845)              (4,784)
         Contribution of common stock to 401(k) plan                                  86,449               29,255
         Change in deferred income taxes                                              12,000               69,000
         Other                                                                         8,372              (20,857)
         Changes in assets and liabilities, net of effects of acquisitions:
              Accounts receivable, trade                                          (1,096,279)          (2,200,119)
              Other receivables                                                     (834,936)              (2,998)
              Inventories, including adjustments to costs,
                   billings and estimated earnings                                (4,358,741)          (2,624,103)
              Prepaid expenses                                                       285,381              235,657
              Accounts payable                                                     1,257,179              899,195
              Customer deposits                                                      322,593             (211,508)
              Accrued expenses                                                       688,545              180,696
              Other                                                                   28,680                5,427
                                                                                 -----------          -----------
Net cash used for operating activities                                            (2,325,974)          (2,479,473)
                                                                                 -----------          -----------

Cash flows from investing activities:
     Purchase of property, plant and equipment                                      (539,961)            (208,206)
     Business acquisitions, net of cash acquired                                  (1,844,980)                  --
     Proceeds from sales of property, plant and equipment                             37,059               10,526
     Other investing activities                                                           --               (1,007)
                                                                                 -----------          -----------
Net cash used for investing activities                                            (2,347,882)            (198,687)
                                                                                 -----------          -----------

Cash flows from financing activities:
     Net change in line of credit borrowings                                         860,581            2,853,056
     Principal payments on notes payable                                            (608,676)            (372,075)
     Proceeds from sales of stock, including option and
         warrant exercises, net of issuance costs                                     67,509               33,437
     Payments on capital lease obligations                                          (197,379)             (76,865)
     Proceeds from the sale of preferred stock, net                                4,946,000                   --
     Payment of preferred stock dividends                                            (43,750)                  --
     Other financing activities                                                      (18,496)                  --
                                                                                 -----------          -----------
Net cash provided by financing activities                                          5,005,789            2,437,553
                                                                                 -----------          -----------

Increase (decrease) in cash                                                          331,933             (240,607)
Cash, beginning of period                                                             79,832              537,564
                                                                                 -----------          -----------
Cash, end of period                                                              $   411,765          $   296,957
                                                                                 ===========          ===========

     See accompanying notes to condensed consolidated financial statements.

                   DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  BASIS OF PRESENTATION

          The financial information included herein is unaudited and does not include all of the information and disclosures required by generally accepted accounting principles; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations for the interim periods. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentations. This report should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended June 30, 1999.

          The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 -  ACQUISITIONS

          On July 1, 1999, we acquired all of the outstanding common stock of Lockwood Sign Group, Inc. ("Lockwood") in exchange for 415,000 shares of our common stock valued at $1,909,000 and $1,900,000 in cash. Up to an additional 285,000 shares of the Company's $.001 par value common stock (the "contingent shares") are issuable on a pro-rata basis if Lockwood's net income for the year ending June 30, 2000 is between $350,000 and $625,000. The contingent shares are issuable at a rate of 25,909 shares for each $25,000 of net income in excess of $350,000 up to the maximum of 285,000 shares to be issued for net income of $625,000 or higher. The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of the net assets acquired was $3,840,000, which has been accounted for as goodwill and is being amortized over 40 years. The operating results of Lockwood are included in our consolidated results of operations from the date of the acquisition.


NOTE 3 -  INVENTORIES

          Inventories are based on perpetual inventory records and physical counts. Inventories consisted of the following:

                                               September 30,
                                                   1999          June 30,
                                                (unaudited)        1999
                                               ------------    ------------
          Raw materials and work in progress   $  7,043,718    $  5,938,552
          Finished goods                            401,873         146,157
                                               ------------    ------------
                                               $  7,445,591    $  6,084,709
                                               ============    ============

NOTE 4 -  UNCOMPLETED CONTRACTS

          The costs and estimated earnings in excess of billings on uncompleted contracts consisted of the following:

                                               September 30,
                                                   1999          June 30,
                                                (unaudited)        1999
                                               ------------    ------------
       Costs incurred on uncompleted
         contracts                             $  7,565,061    $  5,851,502
       Estimated earnings                         3,644,548       3,441,933
                                               ------------    ------------
                                                 11,209,609       9,293,435

       Billings to date                          (2,591,541)     (5,042,727)
                                               ------------    ------------
                                               $  8,618,068    $  4,250,708
                                               ============    ============


      Included in the accompanying balance sheet under the following captions:

      Costs and estimated earnings in excess
         of billings on completed contracts    $  8,811,824    $  4,442,012
      Billings in excess of costs and estimated
         earnings on completed contracts           (193,756)       (191,304)
                                               ------------    ------------
                                               $  8,618,068    $  4,250,708
                                               ============    ============

NOTE 5 -  REVOLVING LINE OF CREDIT

          We have a $10 million revolving line of credit. The line of credit bears interest, at our option, at either (A) three quarters of a percent over the bank's prime rate or (B) 325 basis points over LIBOR and matures June 30, 2002. At September 30, 1999, the interest rate was 8.62%. The line of credit is secured by eligible receivables and inventory and is cross-collateralized with two letters of credit from the same lender and $4,775,000 in notes payable secured by the letters of credit. As of September 30, 1999, $4,413,475 was borrowed against this line of credit. This line of credit contains certain financial and operating covenants. We were in compliance with all covenants at September 30, 1999.

          We also have, through our Lockwood subsidiary, an additional $2,000,000 revolving line of credit. Advances on the credit line carry an interest rate of 0.5% over prime. The line of credit, which is renewable, initially matures June 22, 2001 and is collateralized by accounts receivable and inventory of Lockwood and its real property in Charlotte, NC. At September 30, 1999, $1,999,736 was outstanding against this line of credit. This line of credit contains certain financial and operating covenants. We were in compliance with all covenants at September 30, 1999.


NOTE 6 -  CAPITAL STOCK

          During the three months ended September 30, 1999, a total of 88,827 options to purchase our common stock were exercised for total cash proceeds of $67,509.

          Also during the three months ended September 30, 1999, 22,672 shares of our common stock valued at $86,448 were issued in connection with our 401(k) plan matching contribution.

          On July 1, 1999, in conjunction with the acquisition of Lockwood, we issued 415,000 shares of common stock valued at $1,909,000.

          On August 1, 1999, 50,000 shares of Series A Convertible Preferred Stock were issued for $5 million. The issuance costs of $54,000 reduced additional paid in capital. The Series A Preferred Stock pays dividends of 5.25% per year on the last day of March, June, September, and December in each year and is required to be redeemed by the Company on July 30, 2004. The preferred stock is entitled to a preference over common stock at liquidation at the liquidation price of $100 per share plus any accrued but unpaid dividends and is convertible into shares of common stock at the conversion price of $3.50 per share, subject to certain anti-dilution and other adjustments. Cash dividends of $43,750 on the preferred stock were paid during the three months ended September 30, 1999.

          On September 10, 1999, accrued executive bonuses totaling $64,795 were paid through the issuance of 16,456 shares of common stock.


NOTE 7 - EARNINGS PER SHARE

          Diluted earnings per share for the three months ended September 30, 1999 and 1998 are calculated as follows:

          Net income                               $   886,658      $   918,115
          Convertibles debt interest, net               47,926           62,615
                                                   -----------      -----------
          Net income for purposes of calculating
              diluted earnings per share           $   934,584      $   980,730
                                                   ===========      ===========

          Basic weighted average shares              6,803,893        5,170,794
          Convertible securities                     1,726,717          947,525
          Options and warrants                         473,241        1,053,104
          Lockwood acquisition contingent shares       259,000               --
                                                   -----------      -----------
          Diluted weighted average shares            9,262,851        7,171,423
                                                   ===========      ===========

          Diluted earnings per share               $      0.10      $      0.14
                                                   ===========      ===========

NOTE 8 -  SUPPLEMENTAL CASH FLOW INFORMATION

          The cash payments for interest for the three months ended September 30, 1999, and 1998 was $232,253 and $289,750, respectively. The following summarizes noncash investing and financing transactions:

                                                            Three months ended
                                                               September 30,
                                                         -----------------------
                                                            1999         1998
                                                         ----------   ----------
       Capital lease obligations incurred
             to acquire fixed assets                     $  814,282   $   84,689
       Contribution of common stock to 401(k) plan           86,448       29,255
       Stock issued for employee bonuses                     64,795           --
       Equity issued for the acquisition of Lockwood      1,909,000           --

NOTE 9 - INDUSTRY SEGMENTS

          Our operations are classified into two business segments: image enhancement displays ("displays") and other.

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

          The following table shows sales and operating income from continuing operations and other financial information by segment as of and for the three months ended September 30, 1999 and 1998:

                                                      Three months ended
                                                          September 30,
                                                 -----------------------------
                                                     1999             1998
                                                 ------------     ------------
          Sales to external customers
                  Displays                       $ 22,684,373     $ 16,617,876
                  Other                               412,184          416,137
                                                 ------------     ------------
                                                 $ 23,096,557     $ 17,034,013
                                                 ============     ============
          Operating income
                  Displays                       $  2,351,726     $  2,133,219
                  Other                                64,959          113,519
                  Corporate expenses                 (598,515)        (460,803)
                                                 ------------     ------------
                                                 $  1,818,170     $  1,785,935
                                                 ============     ============
          Depreciation and amortization
                  Displays                       $    363,336     $    222,876
                  Other                                 9,410           10,009
                  Corporate                            22,224           14,666
                                                 ------------     ------------
                                                 $    394,970     $    247,551
                                                 ============     ============
          Interest income
                  Displays                       $     43,426     $     18,710
                  Other                                    --               --
                  Corporate                                --               47
                                                 ------------     ------------
                                                 $     43,426     $     18,757
                                                 ============     ============
          Interest expense
                  Displays                       $    143,352     $    151,756
                  Other                                    --               --
                  Corporate                           289,547          153,526
                                                 ------------     ------------
                                                 $    432,899     $    305,282
                                                 ============     ============

          Identifiable assets
                  Displays                       $ 57,899,809     $ 33,036,988
                  Other                             1,020,529        1,029,770
                  Corporate                         2,322,865        1,105,950
                                                 ------------     ------------
                                                 $ 61,243,203     $ 35,172,708
                                                 ============     ============
          Capital expenditures
                  Displays                       $    493,307     $    182,534
                  Other                                37,436            1,410
                  Corporate                             9,218           24,262
                                                 ------------     ------------
                                                 $    539,961     $    208,206
                                                 ============     ============
NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. FAS 133, as amended by FAS 137, is effective for periods beginning after June 15, 2000. Historically, we have not entered into derivative contracts. Accordingly, FAS 133 is not expected to affect our financial statements.

CONDITION AND RESULTS OF OPERATIONS
-----------------------------------
          The following discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations set forth in our Annual Report on Form 10-KSB for the year ended June 30, 1999, filed with the Securities and Exchange Commission on September 28, 1999, which discussion is incorporated herein by reference.

          Certain matters addressed in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to be different materially from those anticipated by our management. The Private Securities Litigation Reform Act of 1995 provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on form 10-Q are made pursuant to such act. For more information on the potential factors which could affect our financial results, reference should be made to our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.

          The results of operations for the three months ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

THREE MONTHS ENDED SEPTEMBER 30, 1999 VS. SEPTEMBER 30, 1998
------------------------------------------------------------
          Our sales for the quarter ended September 30, 1999 increased by $6,062,544, or 36% over the same quarter in the prior year. Operating income increased by $32,235, or 2%, while net income decreased by $31,457, or 3%.

          The increased sales resulted from increases in the sign and image enhancement display segment (the "display segment"). The display segment's sales, which accounted for 97.6% of consolidated sales for the three months ended September 30, 1999, increased by $6,066,496, or 37%, while filter sales decreased by $3,953, or 1%, over the same quarter of the prior year. The sales growth in the display segment can be broken down into internal sales growth of $228,293 and growth from acquisitions of $5,838,203.

          The acquisition growth in the display segment resulted from the July 1, 1999 acquisition of Lockwood. Excluding the effects of acquisitions, display segment sales increased from $16,617,877 in the first quarter of fiscal 1999 to $16,846,170 in the first quarter of fiscal 2000. This modest internal growth rate follows record sales levels during last year's first quarter. We experienced growth in sales of both our commercial displays and our institutional displays.

          Our overall gross profit margin dropped to 32.8% for the quarter ended September 30, 1999, from 35.2% for the same quarter of the previous year. The drop in gross margin is due to the drop in margins on the display segment from 35% to 32%, while the filter sales margins increased to 58% from 57%. The decrease in margins on display segment sales is a result of a change in the sales mix from last year's first quarter. The current year's first quarter includes a significant amount of low margin work on certain national accounts that are expected to produce higher margins in future periods.

          Selling expense increased by 19% from $2,461,240 in the first quarter of fiscal 1999, to $2,940,511 in the first quarter of fiscal 2000. This increase was mostly a result of acquisitions. Selling expenses, as a percentage of sales, dropped from 14% of sales during last year's first quarter to 13% of sales during this year's first quarter.

          General and administrative expenses increased from $1,752,058 to $2,823,096 for the three months ended September 30, 1998 and 1999, respectively. The display segment, which includes the effects of acquisitions, had an increase from $1,228,114 to $2,122,497. Additionally, corporate general and administrative expenses increased from $460,803 to $598,515 for the first quarters of fiscal 1999 and 2000, respectively.

          A majority of the increase in the display segment's general and administrative expenses came from the acquisition of Lockwood, which added $570,276. The remainder of the increase is a result of general increases in operating costs that have been incurred to support the growth of the Company. The most significant areas of increase have been in personnel costs and depreciation, as we have continued to invest in our employees and our equipment. These increased costs will continue to support our growth throughout the remainder of the fiscal year.

          Corporate general and administrative expenses primarily consist of executive compensation and benefits, occupancy costs of the corporate office, and other compliance costs incurred as a result of being a public company such as legal fees, director fees, SEC and NASDAQ filing costs and investor relations and publicity costs. From the quarter ended September 30, 1998 to the quarter ended September 30, 1999 corporate general and administrative costs increased $137,712. A majority of this increase resulted from increased salaries to executives whose compensation is calculated under a formula based upon the financial performance of the Company.

          Non-operating items netted to a $280,820 expense for the first quarter in fiscal 1999 compared to a $352,512 expense in the first quarter of fiscal 2000 - a net increase in expenses of $71,692. The main component of this increase is interest expense, which increased by $127,617 or 42%, from $305,282 for the three months ended September 30, 1998 to $432,899 for the three months ended September 30, 1999. A majority of the increase in interest expense is attributable to the Lockwood acquisition, which contributed an additional $90,304 in interest expense for the three months ended September 30, 1999, while the remaining increase relates to increased debt. The increase in interest expense was partially offset by increases in interest income and other miscellaneous income.

          Net income decreased by 4%, from $918,115 for the three months ended September 30, 1998 to $886,658 for the three months ended September 30, 1999. On a per share basis, basic earnings per share decreased by 33% from $0.18 per share for the first quarter of fiscal 1999 to $0.12 per share for the first quarter of fiscal 2000, due mostly to the 32% increase in weighted average shares outstanding. Diluted earnings per share decreased by 29% from $0.14 for the three months ended September 30, 1998 to $0.10 for the three months ended September 30, 1999, again, due mostly to a 29% increase in diluted weighted average shares outstanding.

          The 29% increase in our diluted weighted average shares outstanding is principally due to shares issued in the acquisition of Lockwood, as well as convertible preferred stock issued in August 1999 and for net proceeds of $4,946,000. A portion of these proceeds were used to fund the Lockwood acquisition and $500,000 was invested in convertible preferred stock of AmeriVision Outdoor, Inc. The remainder is held for future acquisitions.

          AmeriVision is an outdoor electronic media company that owns L.E.D. (light emitting diode) displays that are used for third party advertising primarily at major shopping malls. AmeriVision owns and operates the signs and collects revenue from the advertisers who buy time on the displays. As of November 12, 1999, AmeriVision had identified sites for its first 150 displays in major markets, secured advertising for the two displays currently operating, and received serious expressions of interest from major national advertisers for its network of displays. AmeriVision expects to have displays operating in major markets in New York, California and Texas by December 31, 1999. During September 1999, AmeriVision sold two of its displays that were not located at shopping malls.

          Pursuant to an agreement dated June 28, 1999, we purchased 8,000 newly issued shares of convertible preferred stock from AmeriVision for $500,000. The preferred stock pays quarterly cumulative dividends at a rate of 9% per year. Upon the satisfaction of certain conditions, the preferred stock is convertible into common stock of AmeriVision at the price of $62.50 per share, which upon issuance would be 80% of the outstanding common stock of AmeriVision. We also have the option, upon certain conditions, to purchase the remaining 20% of the common stock of AmeriVision.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
          Net cash used for continuing operating activities for the quarter ended September 30, 1999 was $2,325,974. Net income for the period provided cash of $1,381,604, net of non-cash charges for depreciation and amortization, stock contributions to our 401(k) plan, the change in deferred income taxes and other non-cash items. This cash provided was offset by a net change of $3,707,578 in our operating assets and liabilities, consisting primarily of increases in inventories, receivables, and accounts payable.

          Net cash used for investing activities for the quarter ended September 30, 1999 was $2,347,882 of which $1,844,980 was used to purchase Lockwood, $539,961 was used for capital expenditures, and $37,059 was provided by the sale of fixed assets.

          Net cash provided by financing activities for the quarter ended September 30, 1999 was $5,005,789. Of this amount, $4,946,000 (net of issuance costs) was received from the sale of preferred stock, $860,581 was received through advances on our lines of credit, and $67,509 was received upon the exercise of outstanding stock options. Other financing activities included payments of notes payable and capital lease obligations of $608,676 and $197,379, respectively, and the payment of preferred stock dividends of $43,750.

          We have a $10,000,000 revolving bank line of credit. Advances on the credit line carry an interest rate of either (A) 3/4% over prime or (B) 325 basis points over LIBOR, and initially matures June 30, 2002. The line of credit is collateralized by eligible receivables and inventory and is cross-collateralized with the two letters of credit from the same lender and the $4,775,000 in notes payable secured by the letters of credit. As of November 10, 1999, $6,379,843 was borrowed against this line of credit.

          We also have, through our Lockwood subsidiary, an additional $2,000,000 revolving line of credit. Advances on the credit line carry an interest rate of 1/2% over prime. The line of credit, which is renewable, initially matures June 22, 2001 and is collateralized by accounts receivable and inventory of Lockwood and its real property in Charlotte, NC. At November 10, 1998, $2,000,000 was outstanding against this line of credit.

          During the first quarter of fiscal 1999, we issued 50,000 shares of Series A Convertible Preferred Stock for $5 million. The issuance costs of $54,000 reduced additional paid in capital. The Series A Preferred Stock pays dividends of 5.25% per year on the last day of March, June, September, and December in each year and is required to be redeemed by the Company on July 30, 2004. The preferred stock is entitled to a preference over common stock at liquidation at the liquidation price of $100 per share plus any accrued but unpaid dividends and is convertible into shares of common stock at the conversion price of $3.50 per share, subject to certain anti-dilution and other adjustments.


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



              (THE REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK)

                           PART II - OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS.
----------------------------
          Not applicable.


ITEM 2.   CHANGES IN SECURITIES.
--------------------------------
          On July 30, 1999, we completed a private sale of 50,000 shares of our authorized preferred stock designated as Series A Convertible Preferred Stock for gross proceeds of $5,000,000. The preferred stock is convertible into shares of common stock at the conversion price of $3.50 per share, subject to certain anti-dilution and other adjustments.

          40,000 shares of the preferred stock were purchased by Raymond James Capital Partners L.P., and the remaining 10,000 shares were purchased 5,000 each by Renaissance Capital Growth & Income Fund III, Inc. and Renaissance U.S. Growth & Income Trust PLC. We also issued to Raymond James and the two Renaissance entities warrants to purchase 120,000 shares, 15,000 shares and 15,000 shares, respectively, of common stock at any time prior to July 30, 2004 at the exercise price of $3.50 per share. The exercise price is subject to certain anti-dilution and other adjustments.

          The Series A Preferred Stock pays dividends at the rate of 5.25% per year on the last day of March, June, September and December in each year and is required to be redeemed by the Company on July 30, 2004. The Series A Preferred Stock is entitled to a preference over common stock at liquidation at the liquidation price of $100 per share plus any accrued but unpaid dividends.

          Holders of the Series A Preferred Stock are entitled to vote with holders of common stock as a single class on all matters on which holders of common stock are entitled to vote. Each share of preferred stock is entitled to the number of votes equal to the number of shares of common stock into which it is convertible.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
------------------------------------------
          Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY - HOLDERS.
--------------------------------------------------------------
          Not applicable.


ITEM 5.   OTHER INFORMATION.
----------------------------
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


                                  LA-MAN CORPORATION

November 12, 1999                 By: /s/ J. WILLIAM BRANDNER
                                      ---------------------------------------
                                      J. William Brandner, President &
                                      Chief Executive Officer


                                  By: /s/ TODD D. THRASHER
                                      ---------------------------------------
                                      Todd D. Thrasher, Vice President &
                                      Treasurer, Chief Financial Officer
                                      and Chief Accounting Officer