Form 10-Q
period 1999-12-31
DISPLAY TECHNOLOGIES INC
filed 2000-02-14
CIK 718660

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              -----------------------------------------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                For the Quarterly Period Ended December 31, 1999

                         Commission file number 0-14427

              -----------------------------------------------------

                           DISPLAY TECHNOLOGIES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                 NEVADA                                         38-2286268
                 ------                                         ----------
     (State or other jurisdiction                            (I.R.S. Employer
of incorporation or other organization)                   Identification Number)

           5029 EDGEWATER DRIVE, ORLANDO, FLORIDA 32810 (407)521-7477
               --------------------------------------------------
          (Address, including zip code, and telephone number, including area code, of registrant's office)

              -----------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

   As of February 14, 2000, 7,887,753 shares of Common Stock were outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION
                   DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                         December 31,
                                                                                             1999
                                                                                          (Unaudited)         June 30, 1999
                                                                                          -----------          -----------
                                              ASSETS
Current Assets:
     Cash                                                                                 $   878,774          $    79,832
     Accounts receivable:
         Trade, less allowance for doubtful accounts of $368,797and $309,543               14,401,807           10,977,251
         Other                                                                              3,598,127            1,747,635
     Inventories                                                                            9,958,587            6,084,709
     Costs and estimated earnings in excess of billings on uncompleted contracts            7,377,295            4,442,012
     Prepaid expenses                                                                         988,568              859,371
     Deferred taxes                                                                           216,000              133,000
                                                                                          -----------          -----------
         Total current assets                                                              37,419,158           24,323,810
                                                                                          -----------          -----------
Property, plant and equipment, net                                                         11,176,632            7,947,010
                                                                                          -----------          -----------
Other assets:
     Intangible, less accumulated amortization                                             14,992,908           11,283,095
     Investment in preferred stock of AmeriVision                                             500,000              500,000
     Other                                                                                  1,111,430            1,301,729
                                                                                          -----------          -----------
         Total other assets                                                                16,604,338           13,084,824
                                                                                          -----------          -----------
                                                                                          $65,200,128          $45,355,644
                                                                                          ===========          ===========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                     $ 7,162,961          $ 4,833,042
     Customer deposits                                                                      2,277,637              785,391
     Accrued expenses                                                                       3,156,665            2,762,897
     Billings in excess of costs and estimated earnings on uncompleted contracts              312,665              191,304
     Current portion of long-term debt                                                        888,592              781,926
     Current portion of obligations under capital leases                                      732,618              336,096
                                                                                          -----------          -----------
         Total current liabilities                                                         14,531,138            9,690,656
                                                                                          -----------          -----------
Long-term liabilities:
     Borrowings against lines of credit                                                     8,962,788            5,302,630
     Long-term debt, less current portion                                                  10,914,795            9,108,519
     Obligations under capital leases, less current portion                                 1,443,379              962,483
     Deferred tax liabilities                                                                 389,000              170,000
     Other liabilities                                                                        132,951              169,876
                                                                                          -----------          -----------
         Total long term liabilities                                                       21,842,913           15,713,508
                                                                                          -----------          -----------
Stockholders' equity:
     Common stock                                                                               7,850                6,303
     Additional paid-in capital                                                            22,976,850           18,999,292
     Preferred stock                                                                        5,000,000                 --
     Retained earnings                                                                        841,377              945,885
                                                                                          -----------          -----------
         Total stockholders' equity                                                        28,826,077           19,951,480
                                                                                          -----------          -----------
                                                                                          $65,200,128          $45,355,644
                                                                                          ===========          ===========

     See accompanying notes to condensed consolidated financial statements.

                   DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                         Six Months Ended                     Three Months Ended
                                                           December 31,                          December 31,
                                                   ------------------------------      ------------------------------
                                                        1999             1998               1999             1998
                                                   ------------      ------------      ------------      ------------
Sales                                              $ 46,166,597      $ 34,471,630      $ 23,070,039      $ 17,437,617
Cost of sales                                        31,227,265        22,374,607        15,712,485        11,339,827
                                                   ------------      ------------      ------------      ------------
Gross profit                                         14,939,332        12,097,023         7,357,554         6,097,790
                                                   ------------      ------------      ------------      ------------
Operating expenses:
     Selling                                          5,471,607         4,927,865         2,531,096         2,466,625
     General and administrative                       5,657,667         3,598,383         2,834,571         1,846,325
                                                   ------------      ------------      ------------      ------------
Total operating expenses                             11,129,274         8,526,248         5,365,667         4,312,950
                                                   ------------      ------------      ------------      ------------
Income from operations                                3,810,058         3,570,775         1,991,887         1,784,840
                                                   ------------      ------------      ------------      ------------
Other income (expense):

     Interest income                                    191,355            60,983           147,929            42,226
     Interest expense                                  (924,232)         (642,970)         (491,333)         (337,688)
     Gain (loss) on sales of assets, net                 10,138             4,377             3,293              (407)
     Other, net                                          38,311           (13,209)            8,195           (14,130)
                                                   ------------      ------------      ------------      ------------
                                                       (684,428)         (590,819)         (331,916)         (309,999)
                                                   ------------      ------------      ------------      ------------
Income before provision for income taxes              3,125,630         2,979,956         1,659,971         1,474,841
Provision for income taxes                            1,235,000         1,162,000           656,000           575,000
                                                   ------------      ------------      ------------      ------------
Net income                                            1,890,630         1,817,956         1,003,971           899,841
Preferred dividends                                    (109,375)             --             (65,625)             --
                                                   ------------      ------------      ------------      ------------
Net income available to common shareholders        $  1,781,255      $  1,817,956      $    938,346      $    899,841
                                                   ============      ============      ============      ============
Earnings Per Common Share:

     Basic                                         $        .24      $        .33      $        .12      $        .16
                                                   ============      ============      ============      ============
     Diluted                                       $        .19      $        .24      $        .10      $        .11
                                                   ============      ============      ============      ============
Weighted average number of shares outstanding:

     Basic                                            7,474,509         5,480,032         7,805,008         5,530,525
                                                   ============      ============      ============      ============
     Diluted                                         10,373,365         7,989,739        11,017,932         8,543,579
                                                   ============      ============      ============      ============

     See accompanying notes to condensed consolidated financial statements.

                   DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Six Months Ended                    Three Months Ended
                                                                         December 31,                         December 31,
                                                                -------------------------------     --------------------------------
                                                                     1999            1998                1999              1998
                                                                --------------   --------------     --------------    --------------
Cash flows from operating activities:
     Net income                                                   $ 1,890,630      $ 1,817,956      $ 1,003,971      $   899,841
     Adjustments to reconcile net income to net cash
       provided by (used for) operating activities:
         Depreciation and amortization                                901,448          470,644          506,478          223,093
         (Gain) loss on disposal of property and equipment            (10,138)           4,377           (3,293)            (407)
         Contribution of common stock to 401(k) plan                  171,662          116,504           85,212           87,249
         Change in deferred income taxes                               12,000          138,000             --             69,000
         Other                                                         10,613          (41,715)           2,241          (20,858)
         Changes in assets and liabilities, net of effects
            of acquisitions:
              Accounts receivable, trade                           (2,154,721)      (3,121,635)      (1,058,442)        (921,516)
              Other receivables                                    (1,724,622)         (24,280)        (889,686)         (21,282)
              Inventories, including adjustments to costs,
                    billings and estimated earnings                (5,297,747)      (3,600,974)        (939,006)        (976,871)
              Prepaid expenses                                       (132,318)         143,429         (417,699)         (92,228)
              Accounts payable                                      1,499,462        2,227,680          242,285        1,338,052
              Customer deposits                                     1,122,264         (453,039)         799,671         (241,531)
              Accrued expenses                                        320,715           97,087         (367,830)         (83,609)
              Other                                                    28,336           19,074             (344)          13,648
                                                                  -----------      -----------      -----------      -----------
Net cash provided by (used for) operating activities               (3,362,416)      (2,206,892)      (1,036,442)         272,581
                                                                  -----------      -----------      -----------      -----------
Cash flows from investing activities:
     Purchase of property, plant and equipment                     (1,113,376)        (645,868)        (573,415)        (437,662)
     Business acquisitions, net of cash acquired                   (1,844,980)            --               --               --
     Patent, trademark and other intangible acquisition costs            --             (1,542)            --               (535)
     Proceeds from sales of assets                                     47,534           38,026           10,475           27,500
     Other                                                            (34,538)          36,000          (34,538)          36,000
                                                                  -----------      -----------      -----------      -----------
Net cash used for investing activities                             (2,945,360)        (573,384)        (597,478)        (374,697)
                                                                  -----------      -----------      -----------      -----------
Cash flows from financing activities:
     Net change in line of credit borrowings                        3,410,158        2,723,905        2,549,577         (129,151)
     Principal payments on notes payable                             (693,583)        (384,391)         (84,907)         (12,316)
     Proceeds from sales of stock, including option and
          warrants exercises, net of issuance costs                    94,755          258,457           27,246          225,020
     Payments on capital lease obligations                           (342,133)        (158,739)        (144,754)         (81,874)
     Proceeds from the sale of preferred stock, net                 4,946,000             --               --               --
     Payment of preferred stock dividends                             (43,750)            --               --               --
     Other                                                           (264,729)          (1,257)        (246,233)          (1,257)
                                                                  -----------      -----------      -----------      -----------
Net cash provided by financing activities                           7,106,718        2,437,975        2,100,929              422
                                                                  -----------      -----------      -----------      -----------
Increase (decrease) in cash                                           798,942         (342,301)         467,009         (101,694)
Cash, beginning of period                                              79,832          537,564          411,765          296,957
                                                                  -----------      -----------      -----------      -----------
Cash, end of period                                               $   878,774      $   195,263      $   878,774      $   195,263
                                                                  ===========      ===========      ===========      ===========

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

         The results of operations for the six and three months ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - ACQUISITIONS

         On July 1, 1999, we acquired all of the outstanding common stock of Lockwood Sign Group, Inc. ("Lockwood") in exchange for 415,000 shares of our common stock valued at $1,909,000 and $1,900,000 in cash. Up to an additional 285,000 shares of our common stock are contingently issuable on a pro-rata basis if Lockwood's net income for the year ending June 30, 2000 is between $350,000 and $625,000. The contingent shares are issuable at a rate of 25,909 shares for each $25,000 of net income in excess of $350,000 up to the maximum of 285,000 shares to be issued for net income of $625,000 or higher. The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of the net assets acquired was $3,840,000, which has been accounted for as goodwill and is being amortized over 40 years. The operating results of Lockwood are included in our consolidated results of operations from the date of the acquisition.

NOTE 3 - INVENTORIES

         Inventories at the end of interim periods are based on perpetual inventory records and physical counts. Inventories consist of the following:

                                                     December 31,
                                                         1999         June 30,
                                                     (Unaudited)        1999
                                                     -----------    -----------
      Raw materials and work in progress             $ 9,132,432    $ 5,938,552
      Finished goods                                     826,155        146,157
                                                     -----------    -----------
                                                     $ 9,958,587    $ 6,084,709
                                                     ===========    ===========

NOTE 4 - UNCOMPLETED CONTRACTS

         The costs and estimated earnings in excess of billings on uncompleted contracts consist of the following:

                                                     December 31,
                                                        1999          June 30,
                                                     (unaudited)        1999
                                                     -----------    -----------
         Costs incurred on uncompleted contracts     $10,323,428    $ 5,851,502
         Estimated earnings                            4,288,765      3,441,933
                                                     -----------    -----------
                                                      14,612,193      9,293,435
         Billings to date                             (7,547,563)    (5,042,727)
                                                     -----------    -----------
                                                     $ 7,064,630    $ 4,250,708
                                                     ===========    ===========

         Included in the accompanying balance sheet under the following captions:

         Costs and estimated earnings in excess of
              billings on completed contracts        $ 7,377,295    $ 4,442,012
         Billings in excess of costs and estimated
              earnings on completed contracts           (312,665)      (191,304)
                                                     -----------    -----------
                                                     $ 7,064,630    $ 4,250,708
                                                     ===========    ===========

NOTE 5 - REVOLVING LINE OF CREDIT

         We have a $10 million revolving line of credit. The line of credit bears interest, at our option, at either (A) three quarters of a percent over the bank's prime rate or (B) 325 basis points over LIBOR and matures June 30, 2002. At December 31, 1999, the interest rate was 8.66%. The line of credit is secured by eligible receivables and inventory and is cross-collateralized with two letters of credit from the same lender and $4,775,000 in notes payable secured by the letters of credit. As of December 31, 1999, $7,963,274 was borrowed against this line of credit. This line of credit contains certain financial and operating covenants. We were in compliance with all covenants at December 31, 1999.

         We also have, through our Lockwood subsidiary, an additional $2,000,000 revolving line of credit. Advances on the credit line carry an interest rate of 0.5% over prime. The line of credit, which is renewable, initially matures June 22, 2001 and is collateralized by accounts receivable and inventory of Lockwood and its real property in Charlotte, NC. At December 31, 1999, $999,514 was outstanding against this line of credit. This line of credit contains certain financial and operating covenants. We were in compliance with all covenants at December 31, 1999.

NOTE 6 - CAPITAL STOCK

         During the six months ended December 31, 1999, a total of 138,121 options to purchase our common stock were exercised for total cash proceeds of $94,755.

         Also during the six months ended December 31, 1999, 46,588 shares of our common stock valued at $171,662 were issued in connection with our 401(k) plan matching contribution.

         On July 1, 1999, in conjunction with the acquisition of Lockwood, we issued 415,000 shares of common stock valued at $1,909,000.

         On August 1, 1999, 50,000 shares of Series A Convertible Preferred Stock were issued for $5 million. The issuance costs of $54,000 reduced additional paid in capital. The Series A Preferred Stock pays dividends of 5.25% per year on the last day of March, June, September, and December in each year and is redeemable on July 30, 2004. The preferred stock is entitled to a preference over common stock at liquidation at the liquidation price of $100 per share plus any accrued but unpaid dividends and is convertible into shares of common stock at the conversion price of $3.33 per share, subject to certain anti-dilution and other adjustments. Cash dividends of $109,375 on the preferred stock were declared during the six months ended December 31, 1999.

         On September 10, 1999, accrued executive bonuses totaling $64,795 were paid through the issuance of 16,456 shares of common stock.

         On November 22, 1999, a 5% stock dividend was granted to shareholders of record on December 3, 1999, which resulted in the issuance of 370,173 additional shares and cash payments totaling $1,330 in lieu of issuing factional shares. Earnings per share for periods prior to the stock dividend have been retroactively restated to reflect the effects of this stock dividend.

NOTE 7 - EARNINGS PER SHARE

         Diluted earnings per share are calculated as follows:

                                                 Six months ended             Three months ended
                                                    December 31                    December 31
                                           ---------------------------     -----------------------------
                                               1999            1998           1999            1998
                                           -----------     -----------     -----------     -----------
Net income                                 $ 1,890,630     $ 1,817,956     $ 1,003,971     $   899,841
Convertibles debt interest, net                100,705         109,975          49,346          53,738
                                           -----------     -----------     -----------     -----------
Net income for purposes of calculating
    diluted earnings per share             $ 1,991,335     $ 1,927,931     $ 1,053,317     $   953,579
                                           ===========     ===========     ===========     ===========
Basic weighted average shares                7,474,509       5,480,032       7,805,008       5,530,525
Convertible securities                       2,123,040         934,862       2,373,040         934,862
Options and warrants                           503,816       1,520,712         554,884       1,753,395
Acquisition contingent shares                  272,000          54,133         285,000         324,797
                                           -----------     -----------     -----------     -----------
Diluted weighted average shares             10,373,365       7,989,739      11,017,932       8,543,579
                                           ===========     ===========     ===========     ===========
Diluted earnings per share                 $       .19     $       .24     $       .10     $       .11
                                           ===========     ===========     ===========     ===========

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

         Cash payments for interest for the first two quarters of fiscal 2000 totaled $750,972. The following summarizes noncash investing and financing transactions for the six months ended December 31, 1999 and 1998:

                                                                            1999                1998
                                                                       ----------------    ----------------
         Equity issued for the acquisition of Lockwood                 $      1,909,000                -
         Issuance of common stock for 5% stock dividend                       1,791,267           1,320,045
         Capital lease obligations incurred to acquire fixed assets             814,282                -
         Contributions of common stock to 401(k) plan                           171,662             116,504
         Stock issued for employee bonuses                                       64,795              61,274
         Fair value of stock options issued for
              investment consulting services                                       -                 76,950

NOTE 9 - INDUSTRY SEGMENTS

         Our operations are classified into two business segments: image enhancement displays ("displays") and other.

         The display segment markets and produces custom designed and stock sign products for internal and external use by institutional, governmental and commercial enterprises. The display segment also provides peripheral services on the sign products such as installation, maintenance and service.

         Operations within the other segment include the manufacture and sale of a line of products which, when installed in compressed air lines, substantially reduce or totally eliminate water and condensation problems and most foreign contaminants in the air line.

         The following table shows sales and operating income from continuing operations and other financial information by segment:

                                        Six months ended                 Three months ended
                                          December 31                        December 31
                                ------------------------------      ------------------------------

                                    1999              1998              1999              1998
                                ------------      ------------      ------------      ------------
Sales to external customers
    Displays                    $ 45,388,752      $ 33,638,231      $ 22,704,378      $ 17,034,344
    Other                            777,845           833,399           365,661           403,273
                                ------------      ------------      ------------      ------------
                                $ 46,166,597      $ 34,471,630      $ 23,070,039      $ 17,437,617
                                ============      ============      ============      ============
Operating income
    Displays                    $  4,850,017      $  4,160,404      $  2,498,290      $  2,112,539
    Other                             93,352           298,541            28,393            99,668
    Corporate expenses            (1,133,311)         (888,170)         (534,796)         (427,367)
                                ------------      ------------      ------------      ------------
                                $  3,810,058      $  3,570,775      $  1,991,887      $  1,784,840
                                ============      ============      ============      ============

                                     Six months ended        Three months ended
                                        December 31              December 31
                                  ---------------------     ---------------------
                                    1999         1998         1999         1998
                                  --------     --------     --------     --------
Depreciation and amortization
         Displays                 $837,320     $419,867     $480,366     $196,991
         Other                      19,066       20,483        3,274       10,474
         Corporate                  45,062       30,294       22,838       15,628
                                  --------     --------     --------     --------
                                  $901,448     $470,644     $506,478     $223,093
                                  ========     ========     ========     ========
     Interest income
         Displays                 $191,355     $ 60,983     $147,929     $ 42,226
         Other                        --           --           --           --
         Corporate                    --           --           --           --
                                  --------     --------     --------     --------
                                  $191,355     $ 60,983     $147,929     $ 42,226
                                  ========     ========     ========     ========
     Interest expense
         Displays                 $305,232     $329,764     $161,892     $177,987
         Other                        --           --           --           --
         Corporate                 619,000      313,206      329,441      159,701
                                  --------     --------     --------     --------
                                  $924,232     $642,970     $491,333     $337,688
                                  ========     ========     ========     ========

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

              (THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

                   DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            ---------------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

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

         The results of operations for the six and three months ended December 31, 1999, are not necessarily indicative of the results to be expected for the full year.

SIX MONTHS ENDED DECEMBER 31, 1999 VS. DECEMBER 31, 1998
--------------------------------------------------------

         Our sales for the six months ended December 31, 1999 increased by $11,694,967, or 34% over the same period in the prior year. Operating income increased by $239,283, or 7% while income before provision for income taxes increased by $145,674, or 5%. Net income for the six months ended December 31, 1999 increased by $72,674, or 4% over the same period in the prior year.

         The increased sales resulted from increases in the sign and image enhancement display segment (the "display segment"). The $45,388,752 display segment's sales, which accounted for 98.3% of consolidated sales for the six months ended December 31, 1999, increased by $11,750,521, or 35%, while filter sales decreased by $55,554, or 7%, over the same period of the prior year. The sales growth in the display segment can be broken down into internal sales growth of $2,252,715 and growth from acquisitions of $9,497,806.

         The acquisition growth in the display segment resulted from the July 1, 1999 acquisition of Lockwood. However, Lockwood's sales have grown dramatically since our acquisition. During the calendar year ended immediately prior to the acquisition, Lockwood reported sales of $10,069,183, or an average of $2,517,296 per quarter. During the six months ended December 31, 1999, Lockwood has reported sales totaling $9,497,806, or an average of $4,748,903 per quarter. Therefore, Lockwood's growth rate has exceeded 89% since our July 1, 1999 acquisition. Excluding the effects of Lockwood, display segment sales increased from $33,638,231 in the first six months of fiscal 1999 to $35,890,946 in the first six months of fiscal 2000. The internal sales growth resulted from growth in sales of commercial displays of $2,022,555 and growth in sales of institutional displays of $230,160.

         Our overall gross profit margin dropped to 32.4% of sales for the six months ended December 31, 1999 from 35.1% for the same period of the previous year. The drop in gross margin is due to the drop in margins on the display segment from 35% to 32%, while the filter sales margins increased from 56% to 57%. The decrease in margins on display segment sales is a result of a change in the sales mix from the same period last year. The first six months of the current year includes a significant amount of low margin work on certain national accounts that are expected to produce higher margins in future periods. A significant portion of that higher margin work with these national accounts has been secured for production during our third and fourth quarters.

         Selling expense increased by 11% from $4,927,865 in the first six months of fiscal 1999, to $5,471,607 in the first six months of fiscal 2000. Of this $543,742 increase, $514,311 relates to the display segment, mostly a result of the Lockwood acquisition. Selling expenses, as a percentage of sales, dropped from 14% of sales during the first six months of last year to 12% of sales during the first six months of this year.

         General and administrative (G&A) expenses increased by 57% from $3,598,383 in the six months ended December 31, 1998 to $5,657,667 in the six months ended December 31, 1999. Of this $2,059,284 increase, $1,748,651 related to the display segment. The portion of this increase relating directly to the acquisition of Lockwood was $1,277,522. Additionally, for the six months ended December 31, 1999, corporate G&A expenses increased by $245,141 over the same period of the prior year.

         A majority of the increase in the display segment's G&A expenses, excluding the result of acquisitions, was due to a general increases in operating costs that have been incurred to support the growth of the Company. The most significant areas of increase have been in personnel costs and depreciation, as we have continued to invest in our employees and our equipment. These increased costs will continue to support our growth throughout the remainder of the fiscal year.

         Corporate general and administrative expenses primarily consist of executive compensation and benefits, occupancy costs of the corporate office, and other compliance costs incurred as a result of being a public company, such as legal fees, director fees, SEC and NASDAQ filing costs, and investor relations and publicity costs. A majority of the increase in corporate G&A costs resulted from increased executive salaries due to the new positions of Corporate Counsel and Chief Operating Officer, as well as salary increases over the prior year for executives whose compensation is calculated under a formula based upon the financial performance of the Company.

         Non-operating items netted to a $590,819 expense for the first six months in fiscal 1999 compared to a $684,428 expense in the first six months of fiscal 2000 - a net increase in expenses of $93,609. The main component of this increase is interest expense, which increased by $281,262 or 44%, from $642,970 for the six months ended December 31, 1998 to $924,232 for the six months ended December 31, 1999. A majority of the increase in interest expense is attributable to the Lockwood acquisition, which contributed an additional $184,221 in interest expense for the six months ended December 31, 1999, while the remaining increase relates to increased debt. The increase in interest expense was partially offset by increases in interest income and other miscellaneous income.

         Net income decreased by 4%, from $1,817,956 for the six months ended December 31, 1998 to $1,890,630 for the six months ended December 31, 1999. On a per share basis, basic earnings per share decreased by 27% from $0.33 per share for the first six months of fiscal 1999 to $0.24 per share for the first six months of fiscal 2000, due mostly to the 36% increase in weighted average shares outstanding. Diluted earnings per share decreased by 21% from $0.24 for the six months ended December 31, 1998 to $0.19 for the six months ended December 31, 1999, again, due mostly to a 30% increase in diluted weighted average shares outstanding.

         The 30% increase in our diluted weighted average shares outstanding is due to the 5% common stock dividend granted in November, shares issued in the acquisition of Lockwood, as well as the convertible preferred stock issued in August 1999 for net proceeds of $4,946,000. A portion of these proceeds was used to fund the Lockwood acquisition and $500,000 was invested in convertible preferred stock of AmeriVision Outdoor, Inc. The remainder is held for future acquisitions.

         AmeriVision is an outdoor electronic media company that owns L.E.D. (light emitting diode) displays that are used for third party advertising primarily at major shopping malls. AmeriVision owns and operates the signs and collects revenue from the advertisers who buy time on the displays. AmeriVision has identified sites for its first 150 displays in major markets, secured advertising for the displays currently operating, and received serious expressions of interest from major national advertisers for its network of displays. During November 1999, AmeriVision sold two of its displays that were not located at shopping malls. Currently, AmeriVision has 6 displays that are either operating or scheduled for installation by March 2000. Management expects an additional 6 displays to be installed during the fourth quarter of fiscal 2000 for a total of 12 displays operating by June 30, 2000.

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

THREE MONTHS ENDED DECEMBER 31, 1999 VS. DECEMBER 31, 1998
----------------------------------------------------------

         Our sales for the quarter ended December 31, 1999 increased by $5,632,422, or 32% over the same quarter in the prior year. Operating income increased by $207,047, or 12%, while net income increased by $104,130, or 12%.

         The increased sales resulted from increases in the display segment, which accounted for 98.4% of consolidated sales for the three months ended December 31, 1999. Sales from this segment increased by $5,670,034, or 33%, while filter sales decreased by $37,612, or 9%, over the same quarter of the prior year. The sales growth in the display segment can be broken down into internal sales growth of $2,010,431 and growth from the Lockwood acquisition of $3,659,603. However, as discussed previously, Lockwood has been growing at an internal rate of 89% since our July 1, 1999 acquisition.

         Excluding the effects of acquisitions, display segment sales increased from $17,034,344 in the second quarter of fiscal 1999 to $19,044,775 in the second quarter of fiscal 2000. The internal sales growth resulted from growth in commercial displays sales of $1,799,014 and growth in our institutional displays of $211,417.

         Our overall gross profit margin dropped to 31.9% for the quarter ended December 31, 1999, from 35.0% for the same quarter of the previous year. The drop in gross margin was due to the drop in margins in the display segment from 34% to 32% and the drop in margins on filter sales from 58% to 55%. The decrease in margins on display segment sales was a result of a change in the sales mix from last year's second quarter. The current year's second quarter included low margin work on certain national accounts that are expected to produce higher margins in future periods. A significant portion of that higher margin work with these national accounts has been secured for production during our third and fourth quarters.

         Selling expense increased by 3% from $2,466,625 in the second quarter of fiscal 1999, to $2,531,096 in the second quarter of fiscal 2000. Of this $64,471 increase, $232,687 resultrd from the acquisition, offset by a decrease in display segment selling costs of $156,032, and a decrease in other segment's selling costs of $12,184. Selling expenses, as a percentage of sales, dropped from 14% of sales during last year's second quarter to 11% of sales during this year's second quarter.

         General and administrative expenses increased from $1,846,325 to $2,834,571 for the three months ended December 31, 1998 and 1999, respectively. The display segment, which includes the effects of the Lockwood acquisition, had an increase from $1,357,591 to $2,214,890. Additionally, corporate general and administrative expenses increased from $427,367 to $534,796 for the second quarters of fiscal 1999 and 2000, respectively.

         A majority of the increase in the display segment's general and administrative expenses came from the acquisition of Lockwood, which added $707,246. The remainder of the increase was a result of general increases in operating costs that have been incurred to support the growth of the Company. The most significant area of increase has been in depreciation as we have continued to invest in our equipment. These increased costs will continue to support our growth throughout the remainder of the fiscal year.

         Corporate general and administrative expenses primarily consist of executive compensation and benefits, occupancy costs of the corporate office, and other compliance costs incurred as a result of being a public company, such as legal fees, director fees, SEC and NASDAQ filing costs, and investor relations and publicity costs. From the quarter ended December 31, 1998 to the quarter ended December 31, 1999 corporate general and administrative costs increased $107,429. A majority of this increase resulted from increased consulting costs and increased investor relations costs.

         Non-operating items netted to a $309,999 expense for the second quarter in fiscal 1999 compared to a $331,916 expense in the second quarter of fiscal 2000 - a net increase in expenses of $21,917. The main component of this increase is interest expense, which increased by $153,645 or 45%, from $337,688 for the three months ended December 31, 1998 to $491,333 for the three months ended December 31, 1999. A majority of the increase in interest expense is attributable to the Lockwood acquisition, which contributed an additional $93,917 in interest expense for the three months ended December 31, 1999, while the remaining increase relates to increased debt. The increase in interest expense was partially offset by increases in interest income and other miscellaneous income.

         Net income increased by 12%, from $899,841 for the three months ended December 31, 1998 to $1,003,971 for the three months ended December 31, 1999. On a per share basis, basic earnings per share decreased by 25% from $0.16 per share for the second quarter of fiscal 1999 to $0.12 per share for the second quarter of fiscal 2000, due mostly to the 41% increase in weighted average shares outstanding. Diluted earnings per share decreased by 9% from $0.11 for the three months ended December 31, 1998 to $0.10 for the three months ended December 31, 1999, again, due mostly to a 29% increase in diluted weighted average shares outstanding.

         The 29% increase in our diluted weighted average shares outstanding was due to the 5% common stock dividend granted in November, shares issued in the acquisition of Lockwood, as well as convertible preferred stock issued in August 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Net cash used for continuing operating activities for the six months ended December 31, 1999 was $3,447,628. Net income for the period provided cash of $2,891,002, net of non-cash charges for depreciation and amortization, gains on fixed asset sales, stock contributions to our 401(k) plan, the change in deferred income taxes and other non-cash items. This cash provided was offset by a net change of $6,338,630 in our operating assets and liabilities, consisting primarily of increases in inventories and receivables.

         Net cash used for investing activities for the first two quarters ended December 31, 1999 was $2,945,360 of which $1,844,980 was used to purchase Lockwood. Additionally, $1,113,376 was used for capital expenditures and $34,538 was used for other investing activities, offset by $47,534 provided by the sale of fixed assets.

         Net cash provided by financing activities for the six months ended December 31, 1999 was $7,191,930. Of this amount, $4,946,000 (net of issuance costs) was received from the sale of preferred stock, $3,410,158 was received through advances on our lines of credit, and $179,967 was received upon the exercise of outstanding stock options. Other financing activities included payments of notes payable, capital lease obligations, and other financing activities of $693,583, $342,133, and $264,729, respectively, and the payment of preferred stock dividends of $43,750.

         We have a $10,000,000 revolving bank line of credit. Advances on the credit line carry an interest rate of either (A) 3/4% over prime or (B) 325 basis points over LIBOR, and initially matures June 30, 2002. The line of credit is collateralized by eligible receivables and inventory and is cross-collateralized with the two letters of credit from the same lender and $4,775,000 in notes payable secured by the letters of credit. As of February 14, 2000, $9,190,178 was borrowed against this line of credit.

         We also have, through our Lockwood subsidiary, an additional $2,000,000 revolving line of credit. Advances on the credit line carry an interest rate of 1/2% over prime. The line of credit, which is renewable, initially matures June 22, 2001 and is collateralized by accounts receivable and inventory of Lockwood and its real property in Charlotte, NC. At February 14, 2000, $999,514 was outstanding against this line of credit.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY - HOLDERS.
------------------------------------------------------------

         The Company held its 1999 annual meeting of shareholders (the "1999 Annual Meeting") on November 18, 1999.

         Proxies for the 1999 Annual Meeting were solicited by the Company's management pursuant to Regulation 14A under the Exchange Act, there was no solicitation in opposition to management's nominees for election of directors as listed in the Company's October 1, 1999 Proxy Statement delivered in connection with the 1999 Annual Meeting, and all of such nominees were elected.

         At the Annual Meeting, 12 persons were elected to serve as directors of the Company until their successors are elected and qualified, and the Company's shareholders ratified the appointment of BDO Seidman, LLP, as independent auditors of the Company for the June 30, 2000 fiscal year. The Company's shareholders also approved a new Stock Incentive Plan. The number of votes cast for, against or withheld, as well as the number of abstentions (including broker non-votes), as to each of such matters was as follows:

                                        Votes            Votes             Votes           Votes
                                         For            Against          Withheld       Abstaining
                                     -----------      -----------      -----------      -----------
     Gary J. Arnold                   7,676,523                0            3,045                0
     Gary Donald Bell                 7,679,568                0            8,511                0
     J. William Brandner              7,636,645                0           42,923                0
     Thomas N. Grant                  7,672,948                0            6,620                0
     Kevin L. Jackson                 7,671,057                0            8,511                0
     Lester Jacobs                    7,637,045                0           42,523                0
     Larry L. Johnson                 7,678,768                0              800                0
     Terry J. Long                    7,679,168                0              400                0
     Lou A. Papais                    7,673,111                0            6,457                0
     William A. Retz                  7,678,836                0              732                0
     Robert M. Smither                7,646,276                0           33,292                0
     J. Melvin Stewart                7,630,820                0           48,748                0
     Stock Incentive Plan             5,249,693          473,087                0           54,012
     Ratification of appointment of
       BDO Seidman, LLP               7,735,475           36,170                0           12,977

ITEM 5. OTHER INFORMATION.
--------------------------

         Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

         3.34       November 18, 1999 Amended and Restated Bylaws of Registrant

         10.141     Display Technologies, Inc. 1999 Stock Incentive Plan

         27         Financial Data Schedule

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DISPLAY TECHNOLOGIES, INC.

Date: February 14, 1999                  By:  /S/ J. WILLIAM BRANDNER
                                              ----------------------------------
                                              J. William Brandner, President &
                                              Chief Executive Officer

                                         By:  /s/ TODD D. THRASHER
                                              ----------------------------------
                                              Todd D. Thrasher, Vice President &
                                              Treasurer, Chief Financial Officer
                                              and Chief Accounting Officer