Form 10-Q
period 2000-03-31
DISPLAY TECHNOLOGIES INC
filed 2000-05-19
CIK 718660

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

For the Quarterly Period Ended March 31, 2000     Commission file number 0-14427


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

           5029 EDGEWATER DRIVE, ORLANDO, FLORIDA 32810 (407) 521-7477
           -----------------------------------------------------------
          (Address, including zip code, and telephone number, including area code, of registrant's office)

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



     As of May 15, 2000, 8,088,580 shares of common stock were outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION
                   DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,
                                                                                      2000
                                                                                   (Unaudited)    June 30, 1999
                                                                                  ------------     ------------
                                              ASSETS
Current Assets:
     Cash                                                                         $    267,215     $     79,832
     Accounts receivable:
         Trade, less allowance for doubtful accounts of $371,606 and $309,543       16,185,662       10,977,251
         Other                                                                       4,229,918        1,747,635
     Inventories                                                                    13,937,804        6,084,709
     Costs and estimated earnings in excess of billings
         on uncompleted contracts in progress                                        7,568,418        4,442,012
     Prepaid expenses                                                                  947,686          859,371
     Deferred income taxes                                                             310,000          133,000
                                                                                  ------------     ------------
         Total current assets                                                       43,446,703       24,323,810
                                                                                  ------------     ------------
Property, plant and equipment, less accumulated depreciation                        11,879,762        7,947,010
                                                                                  ------------     ------------
Other assets:
     Intangible, less accumulated amortization                                      14,849,817       11,283,095
     Investment in preferred stock of AmeriVision                                      500,000          500,000
     Other                                                                           1,120,291        1,301,729
                                                                                  ------------     ------------
         Total other assets                                                         16,470,108       13,084,824
                                                                                  ------------     ------------
                                                                                  $ 71,796,573     $ 45,355,644
                                                                                  ============     ============
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                             $  7,948,348     $  4,833,042
     Customer deposits                                                               2,722,290          785,391
     Accrued expenses                                                                3,924,939        2,762,897
     Billings in excess of costs and estimated earnings
         on uncompleted contracts in progress                                          231,320          191,304
     Current maturities of long-term debt                                              888,628          781,926
     Current portion of obligations under capital leases                               751,231          336,096
     Reserve for loss from fire                                                        500,000             --
                                                                                  ------------     ------------
         Total current liabilities                                                  16,966,756        9,690,656
                                                                                  ------------     ------------
Non-current liabilities:
     Line of credit                                                                 13,021,302        5,302,630
     Long-term debt, less current maturities                                        10,663,277        9,108,519
     Obligations under capital leases, less current portion                          1,270,231          962,483
     Deferred income taxes                                                             506,000          170,000
     Other                                                                             127,191          169,876
                                                                                  ------------     ------------
         Total non-current liabilities                                              25,588,001       15,713,508
                                                                                  ------------     ------------
Stockholders' equity:
     Common stock                                                                        8,089            6,303
     Additional paid-in capital                                                     23,176,500       18,999,292
     Preferred stock                                                                 5,000,000             --
     Retained earnings                                                               1,057,227          945,885
                                                                                  ------------     ------------
         Total stockholders' equity                                                 29,241,816       19,951,480
                                                                                  ------------     ------------
                                                                                  $ 71,796,573     $ 45,355,644
                                                                                  ============     ============

     See accompanying notes to condensed consolidated financial statements.

                   DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Nine Months Ended                    Three Months Ended
                                                             March 31,                             March 31,
                                                   ------------------------------      ------------------------------

                                                        2000             1999               2000             1999
                                                   ------------      ------------      ------------      ------------
Sales                                              $ 66,900,646      $ 48,454,671      $ 20,734,050      $ 13,983,041
Cost of sales                                        45,090,334        31,651,976        13,863,071         9,277,369
                                                   ------------      ------------      ------------      ------------
Gross profit                                         21,810,312        16,802,695         6,870,979         4,705,672
                                                   ------------      ------------      ------------      ------------
Operating expenses:
     Selling                                          8,129,829         7,715,397         2,658,222         2,787,532
     General and administrative                       8,588,838         5,197,772         2,931,171         1,599,389
     Loss from fire                                     500,000              --             500,000              --
                                                   ------------      ------------      ------------      ------------
Total operating expenses                             17,218,667        12,913,169         6,089,393         4,386,921
                                                   ------------      ------------      ------------      ------------
Income from operations                                4,591,645         3,889,526           781,586           318,751
                                                   ------------      ------------      ------------      ------------

Other income (expense):
     Interest income                                    250,560            54,262            59,205            18,051
     Interest expense                                (1,465,098)         (923,548)         (540,866)         (305,350)
     Gain (loss) on disposal of property
         and equipment                                   31,474             1,512            21,336            (2,865)
     Other, net                                          61,872            12,694            23,562            25,903
                                                   ------------      ------------      ------------      ------------
                                                     (1,121,192)         (855,080)         (436,763)         (264,261)
                                                   ------------      ------------      ------------      ------------
Income before income taxes                            3,470,453         3,034,446           344,823            54,490
Income tax expense                                    1,371,000         1,183,000           136,000            21,000
                                                   ------------      ------------      ------------      ------------
Net income                                            2,099,453         1,851,446           208,823            33,490
Preferred dividends                                    (175,000)             --             (65,625)             --
                                                   ------------      ------------      ------------      ------------
Net income available to common shareholders        $  1,924,453      $  1,851,446      $    143,198      $     33,490
                                                   ============      ============      ============      ============
Earnings Per common share:
     Basic                                         $        .25      $        .32      $        .02      $        .01
                                                   ============      ============      ============      ============
     Diluted                                       $        .21      $        .25      $        .02      $        .01
                                                   ============      ============      ============      ============
Weighted average number of shares outstanding:
     Basic                                            7,630,196         5,696,083         7,944,991         6,137,998
                                                   ============      ============      ============      ============
     Diluted                                         10,491,211         8,058,142         8,591,534         8,795,081
                                                   ============      ============      ============      ============

     See accompanying notes to condensed consolidated financial statements.

                   DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Nine Months Ended                   Three Months Ended
                                                                          March 31,                            March 31,
                                                               ------------------------------      ------------------------------
                                                                   2000              1999              2000              1999
                                                               ------------      ------------      ------------      ------------
Cash flows from operating activities:
     Net income                                                $  2,099,453      $  1,851,446      $    208,823      $     33,490
     Adjustments to reconcile net income to net cash
       used for operating activities:
         Depreciation and amortization                            1,470,986           719,710           569,538           249,066
         (Gain) loss on disposal of property and equipment          (31,474)           (1,512)          (21,336)            2,865
         Contribution of common stock to 401(k) plan                256,882           195,003            85,220            78,499
         Change in deferred income taxes                             35,000           276,000            23,000           138,000
         Other                                                         (902)          (55,666)          (11,515)          (13,951)
         Changes in assets and liabilities, net of effects of acquisitions:
              Accounts receivable                                (3,975,711)       (1,610,391)       (1,820,990)        1,511,244
              Other receivables                                  (2,482,283)         (108,917)         (757,661)          (84,637)
              Inventories                                        (9,583,059)       (4,841,230)       (4,285,312)       (1,240,256)
              Prepaid expenses                                      (52,423)           65,151            79,895           (78,278)
              Accounts payable                                    2,222,158           951,460           722,695        (1,286,380)
              Customer deposits                                   1,591,982           (90,437)          469,718           362,602
              Accrued expenses                                      726,039          (680,175)          405,324          (777,261)
              Other                                                 708,387            52,415           680,051            34,747
                                                               ------------      ------------      ------------      ------------
Net cash used for operating activities                           (7,014,965)       (3,277,143)       (3,652,550)       (1,070,250)
                                                               ------------      ------------      ------------      ------------
Cash flows from investing activities:
     Purchase of property, plant and equipment                   (2,109,081)         (902,195)         (995,705)         (256,327)
     Business acquisition, net of cash acquired                  (1,814,474)             --                --                --
     Proceeds from sale of property and equipment                    82,470            38,026            34,936              --
     Other                                                          (30,442)          (30,479)           34,602           (64,937)
                                                               ------------      ------------      ------------      ------------
Net cash used for investing activities                           (3,871,527)         (894,648)         (926,167)         (321,264)
                                                               ------------      ------------      ------------      ------------
Cash flows from financing activities:
     Net change in line of credit borrowing                       7,468,672         1,915,858         4,058,514          (808,047)
     Principal payments on long-term debt                          (859,158)         (396,952)         (165,575)          (12,561)
     Proceeds from sales of stock, including option and
          warrant exercises, net                                    209,425         2,802,145           114,671         2,543,687
     Payments on capital lease obligations                         (451,123)         (196,929)         (108,990)          (38,190)
     Proceeds from the sale of preferred stock, net               4,946,000              --                --                --
     Payment of preferred stock dividends                          (153,125)             --            (109,375)             --
     Other                                                          (86,816)           (1,257)          177,913              --
                                                               ------------      ------------      ------------      ------------
Net cash provided by financing activities                        11,073,875         4,122,865         3,967,158         1,684,889
                                                               ------------      ------------      ------------      ------------
Increase (decrease) in cash                                         187,383           (48,926)         (611,559)          293,375
Cash, beginning of period                                            79,832           537,564           878,774           195,263
                                                               ------------      ------------      ------------      ------------
Cash, end of period                                            $    267,215      $    488,638      $    267,215      $    488,638
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

         The results of operations for the nine and three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - ACQUISITION

         Effective July 1, 1999, we acquired all of the outstanding common stock of Lockwood Sign Group, Inc. ("Lockwood") in exchange for 435,750 shares (as restated for the December 20, 1999 5% stock dividend) of our common stock valued at $1,909,000 and $1,900,000 in cash. Up to an additional 299,250 shares (as restated for the December 20, 1999 5% stock dividend) of our common stock are contingently issuable on a pro-rata basis if Lockwood's net income for the year ending June 30, 2000 is between $350,000 and $625,000. The contingent shares are issuable at a rate of approximately 27,000 shares for each $25,000 of contributed net income in excess of $350,000 up to the maximum of 299,250 shares to be issued for contributed net income of $625,000 or higher. The contingent shares are subject to a price guarantee of $4.38 per share. If our common stock does not trade at an average price of at least $4.38 per share for a consecutive 20 day period in the 12 months subsequent to the issuance of the contingent shares, an additional payment to the prior Lockwood shareholders will be required. The payment can be made, at our option, in cash, promissary notes, or common stock. The amount of the payment is based upon the difference between the $4.38 target price and the highest 20-day average trading price during the contingency period. As of March 31, 2000, Lockwood has achieved sufficient net income to earn the full 299,250 contingent shares.

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

NOTE 3 - INVENTORIES

         Inventories at the end of interim periods are based on perpetual inventory records and physical counts. Inventories consist of the following:

                                                    March 31,
                                                      2000         June 30,
                                                   (Unaudited)       1999
                                                  ------------   ------------
         Raw materials and work in progress       $ 13,226,379   $  5,938,552
         Finished goods                                711,425        146,157
                                                  ------------   ------------
                                                  $ 13,937,804   $  6,084,709
                                                  ============   ============
NOTE 4 - UNCOMPLETED CONTRACTS

         The costs and estimated earnings in excess of billings on uncompleted contracts consist of the following:

                                                     March 31,
                                                       2000        June 30,
                                                   (unaudited)       1999
                                                  ------------   ------------
         Costs incurred on uncompleted
            contracts in progress                 $ 10,777,427   $  5,851,502
         Estimated earnings                          5,680,910      3,441,933
                                                  ------------   ------------
                                                    16,458,337      9,293,435

         Billings to date                           (9,121,239)    (5,042,727)
                                                  ------------   ------------
                                                  $  7,337,098   $  4,250,708
                                                  ============   ============

         Included in the accompanying balance sheets under the following captions:

         Costs and estimated earnings in
              excess of billings on uncompleted
              contracts in progress               $  7,568,418   $  4,442,012
         Billings in excess of costs and
              estimated earnings on uncompleted
              contracts in progress                   (231,320)      (191,304)
                                                  ------------   ------------
                                                  $  7,337,098   $  4,250,708
                                                  ============   ============

NOTE 5 - REVOLVING LINE OF CREDIT

         We have a $23 million revolving line of credit. The line of credit bears interest, at our option, at either (A) .75% over the bank's prime rate or
(B) 3.25 % over LIBOR and matures July 1, 2002. At March 31, 2000, the interest rate was 9.3%. The line of credit is secured by eligible receivables and inventory and is cross-collateralized with two letters of credit from the same lender and $4,775,000 in notes payable secured by the letters of credit. As of March 31, 2000, $13,021,302 was borrowed against this line of credit. This line of credit contains certain financial and operating covenants. We were in compliance with all covenants at March 31, 2000.

NOTE 6 - CAPITAL STOCK

         During the nine months ended March 31, 2000, a total of 356,215 options to purchase our common stock were exercised for total cash proceeds of $209,425.

         Also during the nine months ended March 31, 2000, 67,728 shares of our common stock valued at $256,882 were issued in connection with our 401(k) plan matching contribution.

         On July 1, 1999, in conjunction with the acquisition of Lockwood, we issued 415,000 shares of common stock valued at $1,909,000.

         On August 1, 1999, 50,000 shares of Series A Convertible Preferred Stock were issued for $5 million. The issuance costs of $54,000 reduced additional paid in capital. The Series A Preferred Stock pays dividends of 5.25% per year on the last day of March, June, September, and December in each year and is required to be redeemed by the Company on July 30, 2004. The preferred stock is entitled to a preference over common stock at liquidation at the liquidation price of $100 per share plus any accrued but unpaid dividends. The preferred shares are convertible into shares of common stock at the conversion price of $3.33 per share, subject to certain anti-dilution and other adjustments. Cash dividends of $175,000 on the preferred stock were declared during the nine months ended March 31, 2000.

         On September 3, 1999, 560,464 shares were issued in connection with the acquisition of Ad Art. These shares were contingent on Ad Art contributing net income for fiscal 1999 in excess of $1.4 million.

         On September 10, 1999, accrued executive bonuses totaling $64,795 were paid through the issuance of 16,456 shares of common stock.

         On December 20, 1999, a 5% stock dividend was issued to shareholders of record on December 3, 1999, which resulted in the issuance of 370,173 additional shares and cash payments totaling $1,330 in lieu of issuing factional shares. Earnings per share for periods prior to the stock dividend have been retroactively restated to reflect the effects of this stock dividend.

NOTE 7 - LOSS FROM FIRE

         During December 1999, a fire occurred in a sign sold by us. We are continuing to gather information about the cause of the fire, however, information gathered to date indicates that a component provided by a vendor may have been faulty and there is no overall flaw in our products. In May 2000 our insurance carrier denied coverage for this loss. We will continue to investigate this fire to identify any opportunities that may be available to be reimbursed for this loss, either through insurance or through subcontracts. Based upon the information currently available, it is impossible to know whether any such reimbursement efforts will be successful. Accordingly, we recorded a loss from fire for $500,000 during the third quarter of fiscal 2000.

NOTE 8 - EARNINGS PER SHARE

         Diluted earnings per share are calculated as follows:

                                                      Nine months ended         Three months ended
                                                     March 31 (unaudited)       March 31 (unaudited)
                                                  -------------------------   -------------------------
                                                     2000           1999          2000          1999
                                                  -----------   -----------   -----------   -----------
         Net income                               $ 2,099,453   $ 1,851,446   $   208,823   $    33,490
         Convertible debt interest, net               150,053       172,669         3,025        53,993
                                                  -----------   -----------   -----------   -----------
         Net income for purposes of calculating
             diluted earnings per share           $ 2,249,506   $ 2,024,115   $   211,848   $    87,483
                                                  -----------   -----------   -----------   -----------
         Basic weighted average shares              7,630,196     5,696,083     7,944,991     6,137,998
         Convertible securities                     2,206,375       934,862          --         934,862
         Options and warrants                         364,490     1,318,049       347,293     1,394,779
         Acquisition contingent shares                290,150       109,148       299,250       327,442
                                                  -----------   -----------   -----------   -----------
         Diluted weighted average shares           10,491,211     8,058,142     8,591,534     8,795,081
                                                  ===========   ===========   ===========   ===========

         Diluted earnings per share               $       .21   $       .25   $       .02   $       .01
                                                  ===========   ===========   ===========   ===========

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

         Cash payments for interest and taxes totaled $1,067,786 and $153,000, respectively, for the first three quarters of fiscal 2000, and $901,166 and $1,122,739, respectively, for the first three quarters of fiscal 1999. The following summarizes noncash investing and financing transactions for the nine months ended March 31, 2000 and 1999:

                                                                           2000            1999
                                                                       -----------     -----------
         Equity issued for the acquisition of Lockwood                 $ 1,909,000              -
         Issuance of common stock for 5% stock dividend                  1,791,637       1,320,045
         Capital lease obligations incurred to acquire fixed assets        924,440              -
         Contributions of common stock to 401(k) plan                      256,882         195,003
         Stock issued for employee bonuses                                  64,795          61,274
         Fair value of stock options issued for
              investment consulting services                                    -           76,950
         Accrued preferred stock dividends                                  21,875              -

NOTE 10 - INDUSTRY SEGMENTS

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

         Operations within the other segment include the manufacture and sale of a line of filter products which, when installed in compressed air lines, substantially reduces or totally eliminates water and condensation problems and most foreign contaminants in the air lines.

         The following table shows sales and operating income from continuing operations and other financial information by segment:

                                          Nine months ended              Three months ended
                                         March 31 (unaudited)            March 31 (unaudited)
                                     ----------------------------    ----------------------------
                                         2000            1999            2000           1999
                                     ------------    ------------    ------------    ------------
     Sales to external customers
         Displays                    $ 65,664,338    $ 47,263,091    $ 20,275,587    $ 13,632,362
         Other                          1,236,308       1,191,580         458,463         350,679
                                     ------------    ------------    ------------    ------------
                                     $ 66,900,646    $ 48,454,671    $ 20,734,050    $ 13,983,041
                                     ============    ============    ============    ============
     Operating income
         Displays                    $  5,857,642    $  4,748,252    $  1,007,624    $    497,848
         Other                            217,170         233,125         123,818          24,584
         Corporate expenses            (1,483,167)     (1,091,851)       (349,856)       (203,681)
                                     ------------    ------------    ------------    ------------
                                     $  4,591,645    $  3,889,526    $    781,586    $    318,751
                                     ============    ============    ============    ============
     Depreciation and amortization
         Displays                    $  1,373,760    $    642,512    $    536,430    $    222,645
         Other                             28,813          27,347           9,747           6,864
         Corporate                         68,413          49,851          23,361          19,557
                                     ------------    ------------    ------------    ------------
                                     $  1,470,986    $    719,710    $    569,538    $    249,066
                                     ============    ============    ============    ============
     Interest income
         Displays                    $    250,560    $     54,262    $     59,205    $     18,051
         Other                               --              --              --              --
         Corporate                           --              --              --              --
                                     ------------    ------------    ------------    ------------
                                     $    250,560    $     54,262    $     59,205    $     18,051
                                     ============    ============    ============    ============
     Interest expense
         Displays                    $    546,501    $    476,694    $    241,236    $    171,723
         Other                               --              --              --              --
         Corporate                        918,597         446,854         299,630         133,627
                                     ------------    ------------    ------------    ------------
                                     $  1,465,098    $    923,548    $    540,866    $    305,350
                                     ============    ============    ============    ============

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

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

         The results of operations for the nine and three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

NINE MONTHS ENDED MARCH 31, 2000 VS. MARCH 31, 1999
---------------------------------------------------

         Our sales for the nine months ended March 31, 2000 increased by $18,445,975, or 38% over the same period in the prior year. Operating income increased by $702,119, or 18%, while income before provision for income taxes increased by $436,007, or 14%. Net income for the nine months ended March 31, 2000 increased by $248,007, or 13% over the same period in the prior year. The results of operations for the nine months ended March 31, 2000 include a one-time pre-tax charge of $500,000 ($.03 per diluted share) related to a loss incurred by us due to a fire. Absent this one-time charge, operating income would have increased by 29% over the year-earlier period and net income would have increased by 27%.

         The increased sales resulted mostly from increases in our sign and image enhancement display segment (the "display segment"). The $65,664,338 display segment's sales, which accounted for 98.2% of consolidated sales for the nine months ended March 31, 2000, increased by $18,401,247, or 39%, while sales from other segments increased by $44,728, or 4%, over the same period in the prior year. The sales growth in the display segment can be broken down into internal sales growth of $5,738,300 and growth from acquisitions of $12,662,947.

         The acquisition growth in the display segment resulted from the July 1, 1999 acquisition of Lockwood. However, Lockwood's sales have grown dramatically since our acquisition. During the calendar year ended immediately prior to the acquisition, Lockwood reported sales of $10,069,183, or an average of $2,517,296 per quarter. During the nine months ended March 31, 2000, Lockwood has reported sales totaling $12,662,947, or an average of $4,220,982 per quarter. Therefore, Lockwood's growth rate has exceeded 68% since our July 1, 1999 acquisition. Excluding the effects of Lockwood, display segment sales increased from $47,263,091 in the first nine months of fiscal 1999 to $53,001,391 in the first nine months of fiscal 2000. The internal sales growth resulted from growth in sales of commercial displays of $5,091,582 and growth in sales of institutional displays of $646,718.

         Our overall gross profit margin dropped to 32.6% of sales for the nine months ended March 31, 2000 from 34.7% for the same period of the previous year. The drop in gross margin is due to the drop in margins on the display segment from 34% to 32%, while the margins from other our segment increased from 54% to 56%. The decrease in margins on display segment sales is a result of a change in the sales mix from the same period last year. The current year period includes a significant amount of low margin work on certain national accounts that is expected to produce higher margins in future periods. A significant portion of the higher margin work with these national accounts has been secured for production during our fourth quarter.

         Selling expense increased by 5% from $7,715,397 in the first nine months of fiscal 1999 to $8,129,829 in the first nine months of fiscal 2000. Of this $414,432 increase, $396,101 relates to the display segment - mostly a result of the Lockwood acquisition. Selling expenses, as a percentage of sales, dropped from 16% of sales during the first nine months of last year to 12% of sales during the first nine months of this year. Again, this is due to the effects of the Lockwood acquisition, as Lockwood's selling expenses have averaged 6% of sales.

         General and administrative (G&A) expenses increased by 65% from $5,197,772 during the nine months ended March 31, 1999 to $8,588,838 during the nine months ended March 31, 2000. Of this $3,391,066 increase, $2,953,476 relates to the display segment. The portion of this increase relating directly to the acquisition of Lockwood is $1,967,463. Additionally, for the nine months ended March 31, 2000, corporate G&A expenses increased by $391,316 over the same period of the prior year.

         A majority of the increase in the display segment's G&A expenses, excluding the effects of acquisitions, was due to a general increases in operating costs that have been incurred to support the growth of the Company. The most significant areas of increase have been in personnel costs and depreciation, as we have continued to invest in our employees and our equipment. These increased costs will continue to support our growth throughout the remainder of the fiscal year and into fiscal 2001.

         Corporate general and administrative expenses consist primarily of executive compensation and benefits, occupancy costs of the corporate office, and other compliance costs incurred as a result of being a public company, such as legal fees, director fees, SEC and NASDAQ filing costs, and investor relations costs. A majority of the increase in corporate G&A costs resulted from increased executive salaries due to the new positions of General Counsel and Chief Operating Officer, as well as salary increases over the prior year for executives whose compensation is calculated under a formula based upon the financial performance of the Company.

         Operating expenses for the nine months ended March 31, 2000 also include a one-time pre-tax charge of $500,000 relating to a fire which occurred in December 1999 in a sign sold by us. We are continuing to gather information about the cause of the fire, however, information gathered to date indicates that a component provided by a vendor may have been faulty and there is no overall flaw in our products. In May 2000 our insurance carrier denied coverage for this loss. We will continue to investigate this fire to identify any opportunities that may be available to be reimbursed for this loss, either through insurance or through subcontracts. Based upon the information currently available, it is impossible to know whether any such reimbursement efforts will be successful.

         Non-operating items netted to a $855,080 expense for the first nine months in fiscal 1999 compared to a $1,121,192 expense in the first nine months of fiscal 2000 - a net increase in expenses of $266,112. The main component of this increase is interest expense, which increased by $541,550 or 59%, from $923,548 for the nine months ended March 31, 1999 to $1,465,098 for the nine months ended March 31, 2000. A significant portion of the increase in interest expense is attributable to the Lockwood acquisition, which contributed an additional $258,222 in interest expense for the nine months ended March 31, 2000, while the remaining increase relates to increased line of credit borrowings necessary to support our sales growth.

         Net income increased by 13%, from $1,851,446 for the nine months ended March 31, 1999 to $2,099,453 for the nine months ended March 31, 2000. Despite the 13% increase in net income, basic earnings per share decreased by 22% from $0.32 per share for the first nine months of fiscal 1999 to $0.25 per share for the first nine months of fiscal 2000, due to the 34% increase in weighted average shares outstanding. Diluted earnings per share decreased by 16% from $0.25 for the nine months ended March 31, 1999 to $0.21 for the nine months ended March 31, 2000, due to the 30% increase in diluted weighted average shares outstanding.

         The 30% increase in our diluted weighted average shares outstanding is primarily due to shares issued in the acquisitions of Lockwood, as well as the convertible preferred stock issued in August 1999 for net proceeds of $4,946,000. A portion of these proceeds was used to fund the Lockwood acquisition and $500,000 was invested in convertible preferred stock of AmeriVision Outdoor, Inc. The remainder is held for future acquisitions and working capital.

         AmeriVision is an outdoor electronic media company that owns L.E.D. (light emitting diode) displays that are used for third party advertising, primarily at major shopping malls. AmeriVision owns and operates the signs and collects revenue from the advertisers who buy time on the displays. AmeriVision has identified sites for its first 150 displays in major markets, secured advertising for the displays currently operating, and received serious expressions of interest from major national advertisers for its network of displays. Currently, AmeriVision has 9 displays that are either operating or scheduled for installation by June 2000.

         Pursuant to an agreement dated June 28, 1999, we purchased 8,000 newly issued shares of convertible preferred stock from AmeriVision for $500,000. The preferred stock pays quarterly cumulative dividends at a rate of 9% per year. Upon the satisfaction of certain conditions, the preferred stock is convertible into common stock of AmeriVision at the price of $62.50 per share, which upon issuance would be 80% of the outstanding common stock of AmeriVision. We also have the option, upon certain conditions, to purchase the remaining 20% of the common stock of AmeriVision. As of March 31, 2000, the conditions which would permit conversion of the preferred stock were not satisfied.

THREE MONTHS ENDED MARCH 31, 2000 VS. MARCH 31, 1999
----------------------------------------------------

         Our sales for the quarter ended March 31, 2000 increased by $6,751,009, or 48% over the same quarter in the prior year. Operating income increased by $462,835, or 145%, while net income increased by

$175,333. The results of operations for the three months ended March 31, 2000 include a one-time pre-tax charge of $500,000 ($.03 per diluted share) related to a loss incurred by us due to a fire, as previously discussed.

         The increased sales resulted from increases in the display segment, which accounted for 97.8% of consolidated sales for the three months ended March 31, 2000. Sales from this segment increased by $6,643,225, or 49%, while sales from other segments increased by $107,784, or 31%, over the same quarter of the prior year. The sales growth in the display segment can be broken down into internal sales growth of $3,478,084 and growth from the Lockwood acquisition of $3,165,141. However, as discussed previously, Lockwood has been growing at an internal rate of 68% since our July 1, 1999 acquisition.

         Excluding the effects of acquisitions, display segment sales increased from $13,632,362 in the third quarter of fiscal 1999 to $17,110,446 in the third quarter of fiscal 2000. The internal sales growth resulted from growth in commercial displays sales of $3,061,526 and growth in our institutional displays of $416,558.

         Our overall gross profit margins were relatively stable at 33.1% for the quarter ended March 31, 2000, compared to 33.7% for the same quarter of the previous year. Margins in the display segment remained stable at 33%, while margins in our other segment dropped from 57% to 56%.

         Selling expense decreased by 5% from $2,787,532 in the third quarter of fiscal 1999 to $2,658,222 in the third quarter of fiscal 2000. This $129,310 decrease resulted from a decrease in display segment selling costs of $336,675, offset by an increase resulting from the Lockwood acquisition of $176,476, and a decrease in other segment's selling costs of $30,889. Selling expenses, as a percentage of sales, dropped from 20% of sales during last year's third quarter to 12% of sales during this year's third quarter. The low selling expenses in the current quarter are a result of significant "house" sales during the quarter for which no sales commission is paid, as well as the inclusion of Lockwood in the current period. Selling expenses at Lockwood average lower than our other divisions in our display segment.

         General and administrative expenses increased from $1,599,389 to $2,931,171 for the three months ended March 31, 1999 and 2000, respectively. The display segment, which includes the effects of the Lockwood acquisition, had an increase from $1,322,572 to $2,522,800. Additionally, corporate general and administrative expenses increased from $203,681 to $349,856, while other segment's G&A expenses decreased from $73,136 to $58,515 for the third quarters of fiscal 1999 and 2000, respectively.

         A significant portion of the increase in the display segment's general and administrative expenses came from the acquisition of Lockwood, which added $689,941. The remainder of the increase was a result of general increases in operating costs that have been incurred to support the growth of the Company. The most significant area of increase has been in depreciation as we have continued to invest in our equipment. These increased costs will continue to support our growth throughout the remainder of the fiscal year.

         Corporate general and administrative expenses primarily consist of executive compensation and benefits, occupancy costs of the corporate office, and other compliance costs incurred as a result of being a public company, such as legal fees, director fees, SEC and NASDAQ filing costs, and investor relations and publicity costs. From the quarter ended March 31, 1999 to the quarter ended March 31, 2000, corporate general and administrative costs increased $146,175. A majority of the increase in corporate G&A costs resulted from increased executive salaries due to the new position of Chief Operating Officer, as well as salary increases over the prior year for executives whose compensation is calculated under a formula based upon the financial performance of the Company.

         Operating expenses for the three months ended March 31, 2000 also include a one-time pre-tax charge of $500,000 relating to a fire which occurred in December 1999 in a sign sold by us. We are continuing to gather information about the cause of the fire, however, information gathered to date indicates that a component provided by a vendor may have been faulty and there is no overall flaw in our products. In May 2000 our insurance carrier denied coverage for this loss. We will continue to investigate this fire to identify any opportunities that may be available to be reimbursed for this loss, either through insurance or through subcontracts. Based upon the information currently available, it is impossible to know whether any such reimbursement efforts will be successful.

         Non-operating items netted to a $264,261 expense for the third quarter in fiscal 1999 compared to a $436,763 expense in the third quarter of fiscal 2000 - a net increase in expenses of $172,502. The main component of this increase is interest expense, which increased by $235,516 from $305,350 for the three months ended March 31, 1999 to $540,866 for the three months ended March 31, 2000. A significant portion of the increase in interest expense is attributable to the Lockwood acquisition, which contributed an additional $74,001 in interest expense for the three months ended March 31, 2000, while the remaining increase relates to increased non-current debt, including line of credit borrowings necessary to support our sales growth.

         Net income increased by $175,333 from $33,490 for the three months ended March 31, 1999 to $208,823 for the three months ended March 31, 2000. On a per share basis, both basic and diluted earnings per share increased from $0.01 per share for the third quarter of fiscal 1999 to $0.02 per share for the third quarter of fiscal 2000, on a basic weighted average share increase of 29% and a diluted weighted average share decrease of 2%.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Net cash used for operating activities for the nine months ended March 31, 2000 was $7,014,965. Net income for the period provided cash of $3,829,945, net of non-cash charges for depreciation and amortization, gains on fixed asset sales, stock contributions to our 401(k) plan, the change in deferred income taxes and other non-cash items. This cash provided was offset by a net change of $10,844,910 in our operating assets and liabilities, consisting primarily of increases in inventories and receivables.

         Net cash used for investing activities for the nine months ended March 31, 2000 was $3,871,527, of which $1,814,474 was used to purchase Lockwood. Additionally, $2,109,081 was used for capital expenditures and $30,442 was used for other investing activities, offset by $82,470 provided by the sale of fixed assets.

         Net cash provided by financing activities for the nine months ended March 31, 2000 was $11,073,875. Of this amount, $4,946,000 (net of issuance costs) was received from the sale of preferred stock, $7,468,672 was received through advances on our line of credit, and $209,425 was received upon the exercise of outstanding stock options. Other financing activities included payments of notes payable, capital lease obligations, and other financing activities of $859,158, $451,123, and $86,816, respectively, and the payment of preferred stock dividends of $153,125.

         We have a $23,000,000 revolving bank line of credit. Advances on the credit line carry an interest rate of either (A) .75% over prime or (B) 3.25% over LIBOR, and initially matures July 1, 2002. The line of credit is collateralized by eligible receivables and inventory and is cross-collateralized with two letters of credit from the same lender and $4,775,000 in notes payable secured by the letters of credit. As of May 11, 2000, $14,980,875 was borrowed against this line of credit.

         During the first quarter of fiscal 2000, we issued 50,000 shares of Series A Convertible Preferred Stock for $5 million. The issuance costs of $54,000 reduced additional paid in capital. The Series A Preferred Stock pays dividends of 5.25% per year on the last day of March, June, September, and December in each year and is required to be redeemed by the Company on July 30, 2004. The preferred stock is entitled to a preference over common stock at liquidation at the liquidation price of $100 per share plus any accrued but unpaid dividends and is convertible into shares of common stock at the conversion price of $3.33 per share, subject to certain anti-dilution and other adjustments.

YEAR 2000 COMPUTER COMPLIANCE
-----------------------------

         As of the date of this filing, we have not experienced any material Year 2000 problems with our systems or products, nor have we experienced any material problems with any of our key customers or suppliers. Refer to the 1999 Form 10-K for a complete discussion of the Year 2000 issue.












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

        Current report on Form 8-K filed on March 16, 2000.



                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DISPLAY TECHNOLOGIES, INC.

Date: May 19, 1999                By:             /S/ J. WILLIAM BRANDNER
                                       ---------------------------------------

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