Form 10-K
period 2000-06-30
DISPLAY TECHNOLOGIES INC
filed 2000-10-13
CIK 718660

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934


For the fiscal year ended:                               Commission file number:
--------------------------                               -----------------------
       June 30, 2000                                             0-14427


                           DISPLAY TECHNOLOGIES, INC.
                           --------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             NEVADA                                             38-2286268
             ------                                             ----------
  (State or other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                         Identification Number)


             5029 EDGEWATER DRIVE, ORLANDO, FL 32810 (407) 521-7477
             ------------------------------------------------------
   (Address, including zip code, of principal executive offices and telephone number, including area code of Registrant )


           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE


      Securities Registered pursuant to Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.001 PAR VALUE



     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. |X| Yes |_| No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     As of October 5, 2000, 8,342,451 shares of the registrant's Common Stock were issued and outstanding, and the aggregate market value of the voting stock held by non-affiliates of the registrant as of October 5, 2000 was approximately $7,110,000 based on the averaged bid and ask price of $1.17 per share on October 5, 2000 on the NASDAQ/NMS.

================================================================================

                                     PART I

ITEM 1. BUSINESS.
-----------------

     Display Technologies, Inc., a Nevada corporation, was originally incorporated under the name La-Man Corporation in Michigan on November 2, 1979 and remained substantially inactive until the autumn of 1980. On February 4, 1983, La-Man Corporation, a Nevada corporation, was formed and, pursuant to a Certificate of Merger filed on May 16, 1983, the Michigan corporation was merged into the Nevada corporation. On October 29, 1999, we changed our name from La-Man Corporation to Display Technologies, Inc. Our executive office is located at 5029 Edgewater Drive, Orlando, Florida 32810. Our telephone number is (407) 521-7477.

     Our direct wholly-owned subsidiaries include Ad Art Electronic Sign Corporation, a Florida corporation ("Ad Art"), Don Bell Industries, Inc., a Florida corporation ("Don Bell"), Certified Maintenance Services, Inc., a Florida Corporation ("Certified"), Lockwood Sign Group, Inc., a Florida corporation ("Lockwood"), J.M. Stewart Industries, Inc., a Florida corporation ("Stewart Industries"), J.M. Stewart Corporation, a Florida corporation ("Stewart Corporation"), La-Man Corporation, a Florida corporation ("La-Man), and Vision Trust Marketing, Inc., a Florida corporation ("Vision"). The Company's indirect wholly-owned subsidiaries include DTEK Canada, Inc., a Florida corporation, DTEK Signs ULC, a Nova Scotia limited liability company, Hamilton Digital Designs Ltd., an Ontario corporation, and E.S.C. of Nevada, Inc., a Nevada corporation ("ESC Nevada), each of which is owned directly or indirectly by Ad Art.

     Unless the context otherwise requires, the terms "We", "Our" and "Company" refers to Display Technologies, Inc. and our direct and indirect subsidiaries.

ABILITY TO CONTINUE AS A GOING CONCERN

     Our auditor's report on our financial statements indicates that certain factors raise substantial doubt about our ability to continue as a going concern. Currently, potential events of default exist on the Company's existing working capital line of credit facility and other long-term debt financing. These potential events of default include violations of certain financial and operating covenants and an over advanced position on the Company's line of credit. The Company has entered into an agreement (the "forbearance agreement") with the lender whereby the lender has agreed to forbear from declaring an event of default through October 31, 2000.

     Management does not believe that the Company will be able to repay the over advanced amount under the line of credit agreement during the forbearance period. In addition, management does not believe that the Company will be able to comply with the financial covenants required by the security agreement during fiscal 2001. Accordingly, management is continuing to negotiate with its current lender to extend the forbearance period, provide replacement financing, or both. Management is also actively pursuing replacement financing from alternative lenders.

     In addition, the Company's Board of Directors has engaged an investment banking firm to help evaluate strategic alternatives that may be available to the Company. These alternatives may include a sale of all or portions of the Company to, or a merger with, various third parties.

     If the Company is unable to extend the term of the forbearance period, secure additional or replacement financing, or secure a sale of all or portions of the Company before the end of the forbearance period on October 31, 2000, the Company's current lender may declare an event of default under the existing loans and security agreement causing the balance due under the Company's line of credit agreement, and additional loans to become due and payable immediately.

     While pursuing additional debt and equity funding, the Company must continue to operate on limited cash flow generated through operations and the continued support and forbearance of the bank will be required, although this is not assured.

     The Company plans to minimize its working capital requirements by implementing various operational changes designed to improve operating results in future periods. These changes include personnel reductions, elimination of non-essential expenditures, management and executive compensation freezes, a more detailed review of customer credit decisions at the corporate level and the suspension of acquisition activities. The Company will continue to evaluate its performance to identify additional areas of cost savings that may be available.

ACQUISITION OF HAMILTON DIGITAL DESIGNS LTD.

     Effective July 1, 2000 we acquired Hamilton Digital Designs Ltd., a commercial sign manufacturer with facilities located in Province of Ontario, Canada. The purchase price for Hamilton has not been finally determined pending audited financial results of Hamilton for the fiscal year ended June 30, 2000, but is estimated to be approximately $CDN 2,000,000 ($USD 1,350,000). Hamilton designs and manufactures high-quality LED (light-emitting diode) message centers and video display boards with sophisticated animation and instant replay capabilities. Its products include high-end full-color LED products, as well as numerous single-color LED products, for both indoor and outdoor use.

ACQUISITION OF LOCKWOOD SIGN GROUP, INC.

     Effective July 1, 1999, we acquired Lockwood Sign Group, Inc., a commercial sign manufacturer with facilities located in Marietta, Georgia, Charlotte, North Carolina and Beltsville, Maryland. The purchase price included $1,900,000 in cash and 565,869 shares of our common stock (which includes 150,869 shares issuable under contingent earn-out agreements). Lockwood designs, manufactures, installs and services illuminated letters and logos, monument and pylon signs, neon lighting, awnings and vinyl graphics and banners.

ACQUISITION OF AD ART ELECTRONIC SIGN CORPORATION

     On February 18, 1998, we acquired all of the outstanding capital stock of Electronic Sign Corporation (dba Ad Art), a California corporation, through the merger of the California corporation into a wholly-owned Florida subsidiary, whose name was subsequently changed to Ad Art Electronic Sign Corporation. In consideration of the merger, shareholders of the California corporation initially received a combination of $3,000,000 cash and 1,370,464 shares of our common stock. Ad Art designs and manufactures high quality electronic message centers and video display boards with sophisticated animation and instant replay capabilities. It is also a major manufacturer of traditional and electronic signage across a broad range of industries and countries.

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

ACQUISITION OF DON BELL INDUSTRIES, INC.

     On September 7, 1995, we acquired all of the outstanding shares of Don Bell, a Port Orange, Florida manufacturer of commercial signs, in exchange for 275,000 shares of common stock, a $750,000 convertible note and cash of $360,000. The note, which is convertible into the Company's common stock at $4.53 per share, was paid down to $250,000 in September 1999. The remaining balance was payable in September, 2000, but is yet unpaid. Interest is payable semi-annually and we have a call feature at 105% of principal in year one reducing annually to 100% in year five. As an adjustment to the purchase price, additional notes payable totaling $626,477 were issued on January 31, 1997 to the previous owners of Don Bell. These notes were paid in full and retired with the proceeds of a refinancing of our indebtedness on August 28, 1997.

ACQUISITION OF J.M. STEWART CORPORATION AND J. M. STEWART INDUSTRIES, INC.

     On January 6, 1994, we acquired Stewart Corporation and Stewart Industries through a merger of their parent company into SEMCO, in exchange for 316,923 shares of our common stock and $214,312 cash. We simultaneously completed a registered public offering of units of the Company's common stock and common stock purchase warrants for net proceeds of $1,353,431, of which $1,000,020 was used to retire debt of the acquired companies with the remainder applied to working capital.

PRINCIPAL PRODUCTS

     IMAGE ENHANCEMENT DISPLAYS Our display segment accounted for 98%, 98% and 94% of consolidated sales for 2000,1999 and 1998, respectively, and includes products and services for both the commercial display market and the institutional display market. The commercial display market is served by Ad Art, Don Bell, Lockwood and Hamilton Digital (which was acquire in July, 2000) while the institutional display market is served primarily by Stewart Corporation and Stewart Industries.

     ELECTRONIC PRODUCTS Our electronic products include both video and single color LED products, wedge-based products and incandescent monochrome message centers. The LED products are manufactured by Ad Art and Hamilton Digital while Don Bell manufactures some monochrome incandescent products. Ad Art also manufactures our wedge-based products. However, electronics products are marketed by all of our display segment subsidiaries.

     LED PRODUCTS Our video LED products are marketed under the brand names StadiaVision(R), ArenaVision(R) and InfoVision(R) and provide a picture that exceeds the quality of historical, conventional outdoor CRT (television) displays. These products are used by a variety of commercial and entertainment enterprises including sports stadiums and arenas, convention centers, airports, shopping malls, casinos and concert venues. Frequently, commercial customers use the video display both as a sign to identify and advertise their own products, and also as a profit center on which they sell advertising time to other commercial entities - essentially as an electronic billboard with changeable messages.

     The displays are produced in modular format with red, green and blue light-emitting diodes (LEDs) arranged to form pixels. The clarity of the picture is governed by the viewing distance and the density of the pixels. Pixel density is typically determined via a measurement from the center of one pixel to the center of the adjacent pixel. Currently, our product line includes pixel configurations of 10.0 millimeters, 12.0 millimeters, 15.8 millimeters, 19.0 millimeters, 25.0 millimeters and 50.0 millimeters. We work with each of our customers to determine which pixel configuration will be most effective for the location and intended use of each display.

     The displays are controlled by a dedicated personal computer with Windows(R) based software. The customer may program its own sign or enter into a service and maintenance contract which includes our programing services. Each display is accessible via remote modem connections and programming services are conducted by our graphics art department in our Las Vegas, Nevada facility. The software that controls the video display is able to brighten and dim each LED to 256 levels of color. With 256 different levels of red, blue and green LEDs, the video displays are capable of producing in excess of 16.7 million different colors.

     The video displays can be produced in any variety of sizes and consist of assembled modules. The module sizes vary, depending upon the pixel configuration, but are either 12 inches square or 16 inches square. Each module consists of the configured LEDs connected to a computer circuitry board. These modules are produced in our Stockton, California manufacturing facility or our Hamilton, Ontario facility with some of the routine manufacturing processes being outsourced. The modules are then assembled in a metal cabinet to produce the complete display. Finally, for outdoor displays, a louver is installed above each row of pixels to improve viewing in direct sunlight and various weather-proofing measures are taken to ensure the display's durability in a variety of climates.

     In addition to the full color video LED products, we also offer single color (typically red or amber) LED message centers to our customers. These products are used to display static or scrolling text and computer generated graphics - typically in a single or double line display.

     WEDGE-BASED PRODUCTS Our wedge-based products provide a lower-cost alternative to our full color LED products. These products consist of wedge-shaped light bulbs that are inserted into parabolic reflectors similar to those found in an automobile tail light. The clear bulb is then covered with a red, green or blue translucent, plastic lense to produce bright, vivid colors. These assemblies are then arranged into pixels and controlled by Windows(R) based software in the same manner as our LED products.

     The individual wedge-based lamps are considerably larger than the individual LEDs. Therefore, pixel configuration is considerably wider for our wedge-based products than for our LED products. Our current product line for wedge-based products includes pixel configurations of 2 inches, 3 inches and 4 inches. With these pixel configurations, some video capabilities are possible. However, the quality of the video pictures is significantly less than that of our LED products. As a result, these wedge-based products are generally used by commercial enterprises to display text and computer- generated graphics in bright, vibrant colors. Therefore, while the wedge-based and LED products use similar technologies and manufacturing methods, the wedge-based products are really used more often as a replacement of or substitute for our incandescent monochrome message center displays than as a substitute for our LED displays.

     INCANDESCENT MONOCHROME MESSAGE CENTERS We expect that our LED and wedge-based color displays will eventually replace our incandescent monochrome message centers. However, our incandescent message centers continue to be an effective low-cost alternative to our customers who need the flexibility of an electronically changeable message on their signs. A black and white incandescent message center has an initial cost approximately one-third the cost of a similarly sized color wedge-based display.

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

     OTHER COMMERCIAL DISPLAY PRODUCTS Other products sold to the commercial market include backlit cabinet displays, channel letters, pylon identification displays, decorative neon displays and non-lighted signs and sculptures.

     BACKLIT CABINET DISPLAYS Backlit cabinets are a staple product for us. These displays can either be a standard rectangular cabinet or a more custom designed shape. Standard cabinets are used by a wide variety of enterprises including banks, hotels, gas stations, national retailers and restaurants. Custom designed cabinets can also be used by all of those enterprises, but are more typically used by themed enterprises including theaters, theme parks and casinos.

     The displays are typically constructed with a metal frame and either a plastic or vinyl (flexible) face. The signs can either be one-sided (single faced) or two sided (double faced) and are illuminated with either flourescent tube lights or halogen bulbs placed within the cabinet, behind the face. The displays can either be wall mounted or placed atop a metal pole.

     CHANNEL LETTERS Channel letters are metal fabricated letters mounted either directly on a wall (or on raceways) or mounted on a larger sign. Channel letters are used by virtually all types of businesses, but are most prominent in strip malls, national retailers and shopping complexes. The letters can be virtually any size and are bent into the appropriate shapes either by hand, or by automated bending machinery. Typically, the letters are internally illuminated with neon light tubes. The letters can either have a translucent face that allows the light to shine through the front of the sign, or an open back allowing the neon light to produce a backlit halo effect around the letter. A reverse-cut letter has an open front that allows the neon light to be exposed and viewed directly.

     PYLON IDENTIFICATION DISPLAYS Pylon signs are designed to be placed in high traffic areas near business entrances to identify the business location and attract customers. The signs can be virtually any size, and height is occasionally restricted by zoning, but pylon displays typically stand from 15 to 50 feet high. The signs are constructed of metal and decorated with paint, lights, neon, channel letters and a variety of other products. The display can either be a relatively standard sign on a single pole or double poles, or can be a more customized display where the sign essentially become an architectural structure in itself.

     DECORATIVE NEON Neon displays consist of either a sign that has been designed with bent neon tubes, or neon trim around various parts of a building, such as the roof line. Decorative neon signs are typically used by themed facilities such as restaurants and movie theaters - particularly when attempting to create a nostalgic theme. Neon trim is used by a wide variety of business enterprises as a method to attract attention to their business during twilight and evening hours.

     NON-LIGHTED SIGNS AND SCULPTURES Other display products include everything from small wooden or metal signs to large, complex, custom-designed, three dimensional metal or foam sculptures. Small non-lighted signs are typically sold as part of a larger image enhancement order that may include various pylon signs and channel letters, as well as smaller signs used to compliment the larger signs and create an overall consistent business image throughout the business property. Sculptures are used by business enterprises that desire a truly unique identity sign, such as a three- dimensional sculpture of the company's logo, to draw customers' attention to its property. The sculpture may stand alone or may be part of a larger display that includes various other display products.

     SIGN AND LIGHTING SERVICE AND MAINTENANCE All of our commercial display subsidiaries offer service and maintenance on the signs that they sell. Typically, maintenance contracts are sold in conjunction with the electronic products that we sell and, occasionally, on other display products.

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

     INSTITUTIONAL DISPLAY PRODUCTS Our institutional display products have historically been marketed specifically to churches and schools. In recent years, we have expanded our focus to also market these displays to civic organizations and government and military institutions. Occasionally, our institutional products will be sold into other markets such as nursing homes and funeral homes. While all of our display subsidiaries have occasional sales to the institutional market, Stewart Corporation has identified this market niche and sells exclusively to this market.

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

     Stewart Corporation does not manufacture the signs that it sells. The majority of the sign manufacturing is completed by one unaffiliated company, with a limited amount of manufacturing being fulfilled by affiliated companies. Drawings and specifications are submitted to the manufacturer, prices are negotiated and Stewart Corporation places individual orders with the vendor based on the agreed upon prices. Products are shipped directly to the customer from the third-party manufacturer and, consequently, Stewart Corporation does not maintain an inventory of stock signs at its facilities. The manufacturing process utilizes molds, the engineering and design of which are proprietary to Stewart Corporation.

     OTHER PRODUCTS. Our other segment, which accounted for 2%, 2% and 6% of consolidated sales for 2000, 1999 and 1998, respectively, is comprised of the manufacture and sale by La-Man of a line of products which, when installed in compressed air lines, substantially reduce or totally eliminate water and condensate problems and most foreign contaminants, such as moisture, oil, dust, rust, and the like, in the air line. This extractor dryer is used in a wide variety of industries from automobile paint and repair shops to large power plants.

     Recently, new and experienced management has been placed at La-Man. This new management is embarking on a program to introduce new products that will compliment our existing air filtration products. We recently introduced a variety of new products including a complete line of filters, regulators and lubricators (FRLs), a series of refrigerated extractor dryers, and a line of extractor dryer purifiers with hoses and masks that will supply breathable air. We expect that this new management and new product introduction will enable this division to show significant growth over the next several years.

PATENT AND TRADEMARK PROTECTION

     La-Man is the owner of nine U.S. patents: U.S. Reg. No. 4,464,186 relating to the Pneumatic Liquid Evaporator/Extractor (expires in the year 2001); No. 4,483,417 relating to the Pneuguard(R) Lubricator (expires in 2001); No. 4,487,618 relating to the Extractor/Dryer(R)(expires in 2001); No. Re32,989 (Reissue of No. 4,600,416) relating to the Air Line Vapor Trap (expires in
2003); No. 4,874,408 relating to a Liquid Drain Assembly (expires in 2006); No. 4,925,466 relating to a Filter Cartridge Assembly (expires in 2007); No. 5,030,262 relating to the Air Vapor Trap and Drain (expires in 2008); No. 5,114,443 relating to the Air Line Vapor Trap (expires in 2009) and No. 5,261,946 relating to the Air Line Vapor Trap With Air Warming System (expires in 2010).

     La-Man also is the owner of eight foreign patents: Canadian patent nos. 1,197,477 relating to the Air Line Vapor Trap (expires 2002), 1,206,889 relating to the Pneumatic Liquid Evaporator/Extractor (expires 2003), 1,207,674 relating to the Pneuguard(R) Lubricator (expires 2003), 1,267,057 relating to the Extractor/Dryer(R) (expires 2007), and 2,064,401 relating to the Air Line Vapor Trap With Air Warming System (expires 2014); European patent no. 0101861 relating to the Pneuguard(R) Lubricator (expires 2003); Japanese patent no. 1,410,903 relating to the Air Line Lubricator (expires 2002); and Japanese patent no. 1,899,252 relating to the Air Line Vapor Trap (expires 2001).

     La-Man is the owner of U.S. Reg. No. 1,287,666 for the trademark LA-MAN(R), Reg. No. 1,328,054 for PNEUGUARD(R), Reg. No. 1,596,100 for EXTRACTOR/DRYER(R), and Reg. No. 1,790,935 for ENCAPULATOR(R), and Reg No. 1,844,119 for "We Make Compressed Air Work," all on the Principal Register of the U.S. Patent and Trademark Office, and Reg. No. 1,359,880 for the mark EXTRACTOR(R)on the Supplemental Register. La-Man also has pending the following trademark applications: Serial No. 75/942895 for "OILIMINATOR," filed March 13, 2000; and Serial No. 76/044751 for "LA-MAN AIR BREATHING SYSTEM," filed May 9, 2000. Federal trademark protection is perpetual, but the Company must renew its trademarks every 10 years.

     The Company has the following trademark applications pending: Serial No. 75/703,465 for "DISPLAY TECHNOLOGIES," filed May 12, 1999; and Serial No. 75/703,464 for "DISPLAY TECHNOLOGIES & Design" filed May 12, 1999.

     Ad Art is the owner of: U.S. Reg. No. 2,200,932 for the trademark STADIAVISION(R); Reg. No. 2,206,932 for the trademark AD ART Design(R); Reg. No. 2,235,618 for the trademark INFOVISION(R); and Reg. No. 2,322,067 for the trademark ARENAVISION(R), all on the Principal Register of U.S. Patent and Trademark Office.

     We believe that our filtration and lubrication products are proprietary assets of La-Man's filtration segment. We intend to maintain all patents and trademarks material to our business for their complete respective terms. Patents generally are granted for 17-year terms and are nonrenewable; trademarks are renewable for 10-year terms. Except as otherwise noted above, the products and services of Ad Art, SEMCO, Stewart Corporation, Stewart Industries, Lockwood, Don Bell [and Hamilton] are non-proprietary and, as a result, trademarks and patents are not deemed material to our signage segment.

MARKETING AND DISTRIBUTION

     Marketing is handled autonomously by each of our subsidiaries. Each of our subsidiaries represents a recognizable brand name in the signage and display industry and each has its own historically established customer relationships. We have made a strategic decision to continue to have each subsidiary market under its own name to its own contacts so as to preserve these brand- name images that have been established. However, sales representatives from each of our subsidiaries frequently conduct joint sales calls or exchange sales leads. In addition, when appropriate for the circumstance, our sales representatives present themselves as part of the Display Technologies, Inc. family of companies and enumerate the benefits that we, as a national company, can provide to the customer. Those advantages include both the wide geographic presence we provide as well as the wide variety of products and services that we have available.

     Ad Art, Don Bell and Lockwood market all U.S. products through staffs of commissioned salespersons and commissioned independent sales contractors. Ad Art markets its products outside the United States through commissioned sales persons and independent sales representatives. The companies also participate in conventions, advertising programs and trade associations. Their long- time reputations as quality manufacturers are valued sources of sales leads.

     Hamilton Digital markets its products throughout Canada and in the United States through commissioned salespersons. Historically, Hamilton has had limited marketing resources available. Since our acquisition in July, 2000 our other commercial display subsidiaries have begun marketing Hamilton's products to our existing customers. The marketing resources that we have been able to provide to Hamilton Digital is one of the key synergies to the acquistion.

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

BACKLOG

     Customers of Ad Art, Don Bell, Lockwood and Hamilton Digital place orders on an as-needed basis. Deposits of up to 50% with the orders are negotiated with customers. Delivery and installation are dependent on the size and customization required of the order and are usually completed within two months, except for long-term contracts. Ad Art, Don Bell, Lockwood and Hamilton Digital do not have backlog orders which they are not able to fill in accordance with their usual practice. However, they did have orders in process exceeding $21,000,000 in contract value as of June 30, 2000.

     Stewart Corporation's customers place orders on an as-needed basis. Stewart Corporation authorizes the manufacture of the sign when it obtains a deposit, customarily 50% of the order, from the customer. The completed sign is shipped to the customer approximately 6-8 weeks after the deposit is received. As of June 30, 2000, Stewart Corporation did not have any firm orders for products which it had not been able to fill in accordance with its usual practice.

     Most of La-Man's customers place orders on an as-needed basis, which generally are filled within one to five days after receipt and in accordance with the delivery requirements of our customers. For the fiscal year ending June 30, 2000, La-Man did not have any firm orders for products which it had not been able to fill in accordance with its usual practice. La-Man's larger customers provide "blanket orders," i.e., scheduled orders, at designated prices over the course of six-month or twelve-month periods. These orders are subject to modification by the customer from time to time.

EMPLOYEES

     We presently have 659 employees. The following table shows the breakdown of employees:

     Signage Segment:
         Commercial Signage                                         489
         Institutional Signage                                       56
         Installation and Service                                    96
     Executive Offices                                                6
     Other                                                           12
                                                                    ---
                                                                    659
                                                                    ===

COMPETITION

     We encounter significant competition in the sale of our commercial products. However, the competition varies depending upon the type of product, the customer and the geographic location of the sale. Overall, we are not aware of any other signage or display company that is able to provide the variety of products throughout the United States that we are able to provide through our subsidiaries.

     There are now several companies throughout the United States, and internationally, that offer LED video display units and other electronic products. Many of these competitors have introduced products in the past twelve months and have yet to firmly establish their marketing processes. Each of the companies in this market that does have an established marketing process tends to market its products to a specific market. We have identified nine major markets for LED products, including shopping centers / retail, convention centers, sports venues, auto malls, airports, outdoor media, resorts/casinos, theaters, and large churches. We have identified very little competition in sales to convention centers, auto malls, airports, theaters and churches. Competition is wide-spread in the resort/casino market - particularly in the Las Vegas market - where we compete most frequently against Whiteway Sign and Maintenance Company of Chicago, Illinois, Young Electric Sign Corporation of Las Vegas, Nevada and Mikohn Gaming Corporation of Las Vegas, Nevada. In the sports venue market, we compete most frequently against Daktronics, Inc. of Brookings, South Dakota. Competition in the shopping center / retail market is very widespread with different competition from essentially all companies with an LED product. The outdoor media market is a developing market with various potential competitors who have both LED, and alternative technologies, reviewing the market's potential.

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

ITEM 2.  PROPERTIES.
--------------------

     We maintain our corporate offices in a 5,250 square foot leased facility in an office and retail complex in Orlando, Florida under a five year lease expiring in March, 2001.

     Ad Art owns a 100,000 square foot manufacturing facility and a 24,000 square foot manufacturing facility, both in Stockton, California which are situated on a 10-acre site and is suitable for plant expansion and multiple shifts.

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

     Don Bell operates in its owned manufacturing facilities, a 38,000 square foot structure in Port Orange, Florida. This building, situated on eight acres of land owned by Don Bell, is a one and one half-story, steel frame structure with a metal roof and slab floor. Don Bell also leases an adjacent 13,500 square foot structure on a one-acre site for rent of $2,750 per month for a term ending April

30, 2001, with an option to purchase the parcel for $400,000. Service trucks are stationed at facilities in Atlanta, Georgia and Tampa, Florida.

         Stewart Corporation leases approximately 9,175 feet of office space in Sarasota, Florida for a five-year term that ends on December 31, 2000. Stewart Industries and SEMCO do not have separate offices and conducts its business from the offices of Stewart Corporation.

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

     Hamilton Digital Designs leases a 12,000 square foot manufacturing facility in Burlington, Ontario, Canada for a term ending in May, 2002.

     We own an additional facility for expansion of our commercial sign production. The facility is approximately 18,000 square feet and is adjacent to both the Don Bell and La-Man facilities.

     All properties currently owned by us (except those of Lockwood), are mortgaged as collateral against our debt obligations to SouthTrust Bank.

ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

     None.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-----------------------------------------------------------
SECURITY HOLDER MATTERS.
------------------------

     The Company's common stock is quoted on the NASDAQ National Market under the trading symbol "DTEK" but is not traded on any exchange. The following table indicates the range of high and low closing prices for the common stock for each full quarterly period within the three most recent fiscal periods ended June 30, 2000, 1999 and 1998 as such quotes were supplied by the NASDAQ Stock Market to the National Quotation Bureau, Inc. and reported to the Company by the National Quotation Bureau, Inc. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                     Common Stock Prices
 Fiscal Year                                       ------------------------
   Ending                 Quarter Ending            High               Low
   ------                 --------------            ----               ---

June 30, 1998           September 30, 1997          $3.13             $2.19
                        December 31, 1997            3.63              2.50
                        March 31, 1998               4.69              3.06
                        June 30, 1998                3.53              2.81

June 30, 1999           September 30, 1998          $3.63             $2.80
                        December 31, 1998            7.44              2.86
                        March 31, 1999               7.47              4.25
                        June 30, 1999                5.00              3.50

June 30, 2000           September 30, 1999          $4.88             $2.38
                        December 31, 1999            5.00              3.16
                        March 31, 2000               5.00              3.25
                        June 30, 2000                3.63              2.38

     As of October 9, 2000 there were approximately 651 holders of record of the common stock.

     The Company has never paid and does not anticipate paying any cash dividends on its common stock in the foreseeable future, but instead intends to retain working capital and earnings for use in the Company's business operations and in the expansion of its business.

ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------

     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
     AS OF OR FOR THE YEAR ENDED JUNE 30,          2000          1999         1998         1997         1996
     --------------------------------------------------------------------------------------------------------
     Sales ................................     $ 91,813      $ 66,136     $ 32,478     $ 15,945     $ 13,670
     Net Income ...........................           25         2,245        1,588          765          368
     Income (loss) attributed to common
       shareholders .......................         (365)        2,245        1,588          765          368
     Diluted earnings (loss) per share from
       continuing operations ..............        (0.05)         0.31         0.29         0.18         0.10
     Total assets .........................       75,190        45,356       30,880        9,476        9,384
     Long-term liabilities ................        4,217        15,714       10,528        2,227        1,935
     --------------------------------------------------------------------------------------------------------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-----------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS.
------------------------------------

RESULTS OF OPERATIONS

     Display Technologies' consolidated financial statements include the accounts of Display Technologies, Inc. and its subsidiaries, Ad Art Electronic Sign Corporation (since February 18, 1998), Lockwood Sign Group (since July 1,
1999), Certified Maintenance Corporation, SEMCO, J.M. Stewart Corporation, J.M. Stewart Industries, Don Bell Industries, J.M. Stewart Manufacturing, and La-Man Corporation. The accounts of Hamilton Digital Designs, Ltd., which was acquired subsequent to year-end on July 1, 2000, are not included in the consolidated financial statements.

     Except for the historical information contained herein, certain matters addressed in this Annual Report on Form 10-K may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward looking statements are subject to a variety of risks and uncertainties that could cause actual results to be different materially from those anticipated by the Company's management. The Private Securities Litigation Reform Act of 1995 (the "1995 Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10-K are made pursuant to the 1995 Act.

YEAR ENDED JUNE 30, 2000 COMPARED WITH YEAR ENDED JUNE 30, 1999

     Our sales for the year ended June 30, 2000 totaled $91,813,000 which represents an increase of $25,677,000 (39%) over last year's sales of $66,136,000. Sales from our display segment totaled $90,080,000 for the year which is up by $25,538,000 (40%) from the prior year. Sales in our other segment amounted to $1,733,000 for 2000 which is up by $139,000 (9%) from the prior year.

     Our display segment targets two broad markets - the commercial market and the institutional market. Sales in the commercial market amounted to $80,050,000 for the year which represents an increase of $24,775,000 (45%) over last year's sales of $55,275,000. Sales to the commercial market were aided by our acquisition of Lockwood on July 1, 1999. For the year, Lockwood contributed sales of $16,244,000, which is up $6,175,000 (61%) from Lockwood's sales in the year prior to our acquisition. Absent the acquisition of Lockwood, sales to the commercial market were up $8,530,000 (15%) over the prior year.

     Sales in the institutional market amounted to $10,030,000 for the year which represents an increase of $763,000 (8%) over last year's sales of $9,267,000. The institutional sales growth was a result of continued development of the government and military market which contributed sales of $1,802,000 this year compared to $1,091,000 last year. Sales in the church and school markets showed only minimal growth over the prior year.

     Gross profit margins dropped to 29.0% in 2000 compared to 33.6% in 1999. Our display segment's margins were 28.5% for the year compared to 33.0% in the prior year and our other segment's margins were 53.1% compared to 55.1% in the prior year. Display segment margins were adversely affected during the year by several factors including excessive warranty costs on one specific job for a Las Vegas casino, lower than normal margins accepted on certain national accounts and increased overhead costs. A portion of the increased overhead costs resulted from a reconfiguration of certain operations at our Ad Art subsidiary which increased our overhead costs, but reduced our selling costs.

     Selling expenses for the year were $11,441,000 (12.5% of sales) compared to $10,242,000 (15.5% of sales) in the prior year. Expressed as a percentage of sales, selling expenses are down from last year for two specific reasons: (1) the reconfiguration discussed in the preceding paragraph that reduced selling expenses but increased operational overhead and (2) the acquisition of Lockwood where selling expenses are approximately 7% of sales. Lockwood is able to operate with lower selling costs than our other subsidiaries that sell to the commercial display market because of its cost structure and because of a higher degree of involvement by management, as opposed to commissioned salespersons, in securing sales.

     Our general and administrative expenses for 2000 amounted to $13,271,000 which is up $6,088,000 (84%) over the prior year. The acquisition of Lockwood contributed $2,791,000 in general and administrative expenses in 2000. Absent the acquisition of Lockwood, general and administrative expenses were up $3,297,000 (45%) over 1999. A majority of the increase in our expenses result from general increases in operating costs necessary to sustain the growth in sales. However, fiscal 2000 expenses include a charge of $500,000 related to a fire that occurred in a display sold by us and bad debt charges of $300,000 and $463,000 for collection of two accounts receivable.

     The $500,000 charge relates to a fire which occurred in December, 1999. We had sold an LED electronic display and, before the installation was complete, the display caught fire and was substantially damaged. We agreed, at the customer's request, to replace the sign at no charge. In May, 2000 we were advised by our insurance carrier that our loss was not insured by either our property insurance, because title to the display had already passed to the customer, nor by our liability insurance, because only the product we produced was damaged. Information gathered to date about this fire indicates that a component provided by a vendor may have been faulty and that there is no overall flaw in our products. We are continuing to investigate this fire with the subcontractors and vendors that were used in the production and installation process. It is possible that we may be able to recover all, or a portion of our loss through reimbursement from one, or a group, of those subcontractors or their insurance carriers. However, to date, we have been unable to secure reimbursement for the loss and, accordingly, the full amount of our loss is reflected in our operating expenses in 2000.

     The $300,000 bad debt charge is against a receivable of approximately $1,500,000 resulting from the sale of an LED display to an electronic billboard company in Dallas, Texas. The receivable is secured by the display that was sold, land, and personal guarantees of the partners in the business. The Company is continuing to attempt to work with the partners to provide an acceptable resolution to the collection of the receivable. If we are unable to collect a substantial portion of the receivable from the parties involved, we will attempt to recover the receivable through the security provided.

     The $463,000 bad debt charge is against a receivable with a current balance of approximately $650,000 resulting from the sale of a mobile LED display to an entertainment partnership in Ohio. In June, 1999, we entered into a lease-purchase transaction with the Ohio partnership, pursuant to which the partnership leased from us an LED outdoor display board over a 60-month term for total lease payments of approximately $1,000,000. Mr. Terry J. Long, a director and executive officer of the Company, is a 50% non-managing partner of the Ohio partnership. The Ohio partnership intended to move the LED display to various entertainment venues throughout the United States and either secure weekly rentals of the display, or sell advertising on the display. After several months of operation, it was unable to secure sufficient revenue to make its lease payments to us. The Ohio partnership, with our assistance, was able to sell a portion of the display and make a substantial payment to us against the original $1,000,000 receivable. We are continuing to assist the Ohio Partnership in its efforts to sell the remaining portion of the display so that it will be in a position to pay the remaining balance due us. However, to date, the Ohio partnership has been unable to secure a buyer for the remaining portion of the display and, accordingly, collection of our receivable is in doubt. The charge of $463,000 essentially reduces the carrying value of our receivable to the net realizable value.

     Other expenses (net), which consist primarily of interest expense, for the year were $1,655,000 which represents an increase of $538,000 (48%) over the prior year. Interest expense for the year amounted to $2,171,000 which was up $935,000 over the prior year due to increased debt levels. Interest income increased from $72,000 last year to $329,000 this year as a result of interest bearing receivables that existed during the year, including sales-type lease receivables.

     The effective income tax rate increased to 89% for 2000 from 39% in 1999 primarily due to the effects of state taxes and nondeductible expenses, including goodwill amortization. Net income was $25,000 compared to $2,245,000 in the prior year. The decrease was due to decreased gross profit margins and increased operating costs as discussed above.

YEAR ENDED JUNE 30, 1999 COMPARED WITH YEAR ENDED JUNE 30, 1998

     Our sales for the fiscal year ended June 30, 1999 increased by $33,658,000, or 104% over 1998. This increase is entirely due to increases in sales from the sign and image enhancement display segment (the "display segment"), which accounted for 97.6% of consolidated sales. The increase in display segment sales of $33,855,000, or 110%, is offset by decreases in other segments of

$198,000, or 11%. The sales growth in the display segment can be broken down between commercial image enhancement displays and related products and services, and institutional signage displays. Commercial displays accounted for increases of $32,659,000, or 144%, while institutional displays accounted for increases of $1,196,000, or 15%.

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

     Our overall gross profit margin dropped by 5.8%, to 33.6% of sales for the fiscal year ended June 30, 1999 compared to 39.4% in 1998. Margins on the display segment decreased by 5.1%, to 33.1% of sales compared to 38.2% in 1998, while margins on other segments decreased by 4.1%, to 55.1% from 59.2% in 1998. The drop in display segment margins is attributable to the change in the sales mix resulting from the Ad Art acquisition. Ad Art's products were sold at overall margins of 28.4%, which is slightly lower than margins on other commercial displays of 30.8%, but significantly lower than the 58.3% margins realized on institutional displays, which is just a 0.3% decrease since 1998. Overall, margins on consolidated commercial displays decreased by 2.3%, to 28.8% from 31.1% 1998. Generally, we expect margins on commercial displays to average 30% to 31%. During 1999, margins were eroded to 28.8% due to significant costs overruns on 4 specific jobs. Had those cost overruns been avoided, margins on commercial displays for fiscal 1999 would have been 29.7% - more in line with our historical experience. We have identified and corrected the causes of the cost overruns on these 4 specific jobs and should be able to avoid similar overruns in the future.

     Our selling expenses for the year ended June 30, 1999 increased by $5,268,000, or 106%, over the prior year. They were 15.5% of sales in 1999 compared to 15.3% of sales in the prior year. This change, like the change in gross profit margins, is related to the changing sales mix resulting from the acquisition of Ad Art. Selling expenses on display segment sales were 15.4%, compared to13.8% for 1998, while selling expenses for other segments were 18.3% of sales for both 1999 and 1998. Within the display segment, selling expenses on commercial displays were 14.1% of sales, compared to 12.8% in 1998, while selling expenses on institutional displays were 23.0%, compared to 23.3% in 1998. The increase in selling expenses as a percentage of display segment sales was due to the effect of Ad Art's selling expenses, which were 14.2% of sales for fiscal 1999. Ad Art incurred significant selling expenses in fiscal 1999 which should benefit future periods and result in selling expenses being a smaller percentage of sales. These expenses include additional sales staff, a new sales office in Dallas, Texas and costs associated with our mobile LED (light emitting diode) video board which has been displayed for potential customers throughout the United States and was sold in June, 1999.

     Our general and administrative (G&A) expenses for the year ended June 30, 1999 increased by $1,877,000, or 35.4%, over the prior year. A majority of this increase relates to the increase in G&A costs in the display segment by $1,402,000, or 36.2%, while other segments saw increases of $32,000, or 12.8%, and the corporate office saw an increase of $443,000, or 37.5%. The increase in the display segment relates to increases in G&A costs for commercial displays of $1,133,000, or 52.9%, and increases in institutional displays of $269,000, or 13.7%. The increase in costs associated with commercial displays relates mostly to the acquisition of Ad Art, which contributed an additional $1,330,000 in G&A costs over 1998.

     Corporate general and administrative expenses primarily consist of executive compensation and benefits, occupancy costs of the corporate office, and other compliance costs incurred as a result of being a public company. They include legal fees, director fees, SEC and NASDAQ filing costs and investor relations costs. Approximately $156,000 of the increase in corporate G&A expenses related to increased salary and bonus compensation to executives whose compensation and bonuses are calculated under a formula based upon the financial performance of the Company. Additionally, the corporate division hired two new employees for our in-house legal department during the first quarter of fiscal 1999. Other significant expense increases include an increase of $98,000, or 77.7%, resulting from an expansion in investor relations services, and an increase of $99,000, or 131%, resulting from increased filing costs, including a $65,000 filing fee to NASDAQ for our national market listing that was obtained in March, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our auditor's report on our financial statements indicates that certain factors raise substantial doubt about our ability to continue as a going concern. Currently, potential events of default exist on the Company's existing working capital line of credit facility and other long-term debt financing. These potential events of default include violations of certain financial and operating covenants and an over advanced position on the Company's line of credit. The Company has entered into an agreement (the "forbearance agreement") with the lender whereby the lender has agreed to forbear from declaring an event of default through October 31, 2000.

     Management does not believe that the Company will be able to repay the over advanced amount under the line of credit agreement during the forbearance period. In addition, management does not believe that the Company will be able to comply with the financial covenants required by the security agreement during fiscal 2001. Accordingly, management is continuing to negotiate with its current lender to extend the forbearance period, provide replacement financing, or both. Management is also actively pursuing replacement financing from alternative lenders.

     In addition, the Company's Board of Directors has engaged an investment banking firm to help evaluate strategic alternatives that may be available to the Company. These alternatives may include a sale of all or portions of the Company to, or a merger with, various third parties.

     If the Company is unable to extend the term of the forbearance period, secure additional or replacement financing, or secure a sale of all or portions of the Company before the end of the forbearance period on October 31, 2000, the Company's current lender may declare an event of default under the existing loans and security agreement causing the balance due under the Company's line of credit agreement, and additional loans identified in Note 11 to the financial statements, "Long-Term Debt", to become due and payable immediately. In such a case, the Company may be unable to meet its current obligations and its ability to continue as a going concern may be in doubt.

     During fiscal 2000, $10,777,000 in cash was used for operating activities, $5,458,000 in cash was used for investing activities and $16,541,000 in cash was provided by financing activities. The comparable amounts for 1999 were $5,037,000, $1,962,000 and $6,541,000, respectively.

     Cash used for operating activities during the year consisted mainly of cash used to build up receivables and inventories associated with the increased sales levels. These increases were offset to some extent from increases in accounts payable. The cash used for investing activities during the year consisted primarily of $1,814,000 used for the acquisition of Lockwood (net of cash acquired) and $3,033,000 used to purchase property, plant and equipment, including a new 24,000 square foot electronics manufacturing facility at Ad Art. The cash provided from financing activities resulted from an increase of $13,274,000 in our line of credit borrowings and $4,946,000 from the sale of preferred stock. These items were reduced by payments made on long-term debt and capital leases.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101") which broadly addresses how companies report revenues in their financial statements. We are in the process of evaluating the accounting requirements of SAB 101 and subsequently issued guidance and do not expect that this standard will have a material effect, if any, on our financial statements.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
----------------------------------------------------------------
RISK
----

     The Company does not believe its operations are exposed to significant market risk relating to foreign exchange risk. The Company has market risk on increases in interest rates since a significant level of its indebtedness has variable rate terms. The Company has not entered into any derivative instruments to manage interest rate exposure.

ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

     Financial statements are included at the end of this report starting at page F-1.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
---------------------------------------------------------
ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
------------------------------------------

INFORMATION CONCERNING DIRECTORS

     Information regarding the principal occupations (which have continued for at least the past five years unless otherwise noted) of the directors, as well as certain other information, is set forth below:

Directors Whose Terms Expire in 2000
------------------------------------

Gary D. Bell           51, has served as a director since October 1995. He also
                       serves as President and Chief Executive Officer of our subsidiary Don Bell Industries, Inc.

Kevin L. Jackson       39, has served as a director and a member of the Audit
                       and Compensation Committees since August 1999. He also serves as President and Chief Executive Officer of Advanced Information Systems Group, Inc., a computer systems integrator, since 1992.

Lester Jacobs          62, has served as a director since October, 1997. He also
                       served as a member of the Audit Committee from October
                       1997 to September 2000, when he once again became a member of the Compensation Committee. He served as a member of the Compensation Committee from October 1997 to August 1999, at which time he was appointed to serve as a member and Chairman of the Nominating Committee and as a member of the Audit Committee. Mr. Jacobs also serves as Chairman of C 12 Group, an interactive peer study and support system for individuals who own or are chief executive officers of small-to medium-sized businesses in the Florida cities of Tampa, Bradenton and Sarasota, and in Houston, Texas. J. Melvin Stewart is a member of the C
                       12 Group in Sarasota, Florida.

Directors Whose Terms Expire in 2001
------------------------------------

Gary J. Arnold         45, has served as a director and as a member of the
                       Executive and Compensation Committees since August 1999.
                       He is a full-time investor, an activity he engaged in beginning in June 1997 after a successful 20 year career as a Certified Public Accountant and business executive.
                       He is also founder and Managing Partner of New South
                       Ventures, LLC, a venture capital firm, which offers early stage financing and consulting services to high-tech companies in the Southeastern United States. From January
                       1998 to February 1999, Mr. Arnold also served as Vice
                       President and Controller of Beall's, Inc., a national retailer. From December 1994 to May 1997, he served as Vice President and Controller of Boston Scientific
                       Corporation, a Fortune 500 manufacturer of high-tech medical devices.

Thomas N. Grant        54, has served as a Director, as a member and Chairman of
                       the Compensation Committee of the Board of Directors since October 1995, as a member of the Audit Committee from March 1996 until October 1997, and as a member of the Executive Committee since October 1997. Since January
                       1997, Mr. Grant has been First Vice President, Financial
                       Institutions, SunTrust Bank, Central Florida, N.A. From
                       1993 to 1996, he served as Senior Vice President and Senior Lending Officer of The Bank of Winter Park, Winter
                       Park, Florida.

William A. Retz        60, Rear Admiral USN (Ret.), has served as a Director and
                       member of the Audit and Compensation Committees since
                       October 1997. He has served as chief executive officer and a member of the board of directors of Nofire
                       Technologies, Inc., a publicly-held company, since August
                       2000. From January 1999 to August 2000, he was a self-employed consultant and from 1996 to January 1999 he served as Vice President, Government Services, for
                       Aramark Corp., a large privately-held company which provides food and other services to a variety of industries. Admiral Retz served in the United States Navy from 1963 to 1995 with a variety of sea commands and shore assignments, including several U.S. Navy personnel management positions and command of naval bases, including closure of the U.S. Navy base in Philadelphia, Pennsylvania.

Directors Whose Terms Expire in 2002
------------------------------------

J. William Brandner    63, has served as President and Chief Executive Officer
                       and as a Director since April 1994, and also serves as a member and Chairman of the Executive Committee and as a member of the Nominating Committee. From April 1991 to
                       July 1993, Mr. Brandner served as Chairman and President of American Integrity Corporation, a public insurance holding company with revenues of more than $100 million.
                       From July 1971 to October 1990, Mr. Brandner served as
                       Vice Chairman, Director and in various other senior executive positions with Harcourt Brace Jovanovich, Inc., a $1.8 billion diversified public company with publishing, insurance and theme park operations.

Terry J. Long          55, has served as a Director since February 1998. He has
                       served as President and Chief Executive Officer of our subsidiary Ad Art Electronic Sign Corporation and its predecessor companies since 1985.

Lou A. Papais          74, has served as a Director, as a member of the Audit
                       and Nominating Committees, and as a consultant to Ad Art
                       Electronic Sign Corporation since February 1998. Mr.
                       Papais founded Ad Art's predecessor with his brother John in 1958 and was its principal shareholder prior to its acquisition by the Company.

J. Melvin Stewart      81, has served as a Director of the Company since 1994
                       and as Chairman of the Board since 1994. He also serves as a member of the Executive Committee and the Nominating
                       Committee, and serves as Chairman of the Board, President and Chief Executive Officer of our subsidiaries J.M.
                       Stewart Corporation and J.M. Stewart Industries, Inc.

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

     Our Board of Directors has established four standing committees: an Executive Committee, an Audit Committee, a Compensation Committee, and a Nominating Committee.

     The Executive Committee, between meetings of the Board of Directors, may exercise the powers of the Board of Directors, except with respect to a limited number of matters, such as amending the articles of incorporation or the bylaws of the Company and recommending to the shareholders of the Company a merger of the Company, the sale of all or substantially all of the assets of the Company, or the dissolution of the Company. Members are J. William Brandner (Chairman), Gary J. Arnold, Thomas N. Grant, Lou A. Papais and J. Melvin Stewart. The Executive Committee met six times and took action by written consent on one occasion in fiscal 2000.

     The Audit Committee provides independent, objective oversight of the Company's accounting functions and internal controls, and ensures the objectivity of our financial statements. Members are Gary J. Arnold (Chairman), Kevin L. Jackson and William A. Retz. The Audit Committee met twice in fiscal 2000.

     The Compensation Committee reviews and approves all salary arrangements, including annual and long-term incentive awards and other remuneration, for officers of the Company and certain officers of subsidiaries. It also is responsible for administration of the Company's stock option and other compensation plans. Members are Thomas N. Grant (Chairman), Lester Jacobs, Kevin
L. Jackson and William A. Retz. The Compensation Committee met two times and took action by written consent once in fiscal 2000.

     The Nominating Committee considers candidates for election to the Board and makes recommendations for Board nominees to the full Board. In order for the Nominating Committee to consider shareholder recommendations for nominees, such shareholder recommendations must be received in writing by the President of the Company not less than 120 days prior to the annual meeting of shareholders. Members are Lester Jacobs (Chairman), J. William Brandner, Lou A. Papais and J. Melvin Stewart. The Nominating Committee did not meet during fiscal 2000.

     In fiscal 2000, the Board of Directors held six meetings and took action by written consent on one occasion. Each director attended at least 75% of the total of all meetings of the Board and each committee on which he served, except Mr. Jacobs, who attended 62.5% of such meetings.

COMPENSATION OF DIRECTORS

     We pay outside directors (directors who are not officers, employees or consultants), the following fees for attending or participating in meetings of the Board of Directors and its committees:

                     EVENT                                   FEE
                     -----                                   ---
            Attended Board Meeting                         $1,250
           Telephonic Board Meeting                         $500
          Attended Committee Meeting              $500 ($600 for Chairman)
         Telephonic Committee Meeting             $250 ($300 for Chairman)

     During fiscal 2000, we paid our outside directors a total of $29,950 in fees. Each director is entitled to be reimbursed for reasonable expenses of attending a meeting of the Board or a Board committee.

     Our compensation policy for outside directors also includes annual option grants. On November 18, 1999, each of our outside directors was granted options under our 1999 stock incentive plan to purchase up to 10,500 shares of Company Stock at the exercise price of $4.10 per share, the fair market value of our stock on the grant date. The options vest one-third on each anniversary of the grant date, expire on November 18, 2008 and are subject to certain other conditions on exerciseability as provided in the agreements evidencing the option grants.

OTHER EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

     Set forth below is certain information regarding executive officers of the Company and certain significant employees who do not also serve as directors:

Marshall S. Harris     50, has served as Vice President and Secretary since
                       October 1998. He also serves as General Counsel. He serves until the next annual meeting of our Board of Directors and until his successor is elected and qualified.

Todd D. Thrasher       33, has served as Treasurer (Chief Financial Officer) and
                       as a Vice President since January, 1997. His term of office is coterminous with that of Mr. Harris.

Kurt R. Johnson        41, has served as Vice President of Lockwood Sign Group,
                       Inc. since November 1999. He serves until the next annual meeting of directors of Lockwood Sign Group, Inc. and until his successor is elected and qualified.

James B. Mitchell      56, has served as President of Hamilton Digital Designs
                       Ltd. since 1974. He serves until the next annual meeting of the directors of Hamilton Digital Designs Ltd. and until his successor is elected and qualified.

Harry Shawl            53, has served as President of La-Man Corporation since
                       July, 1999. He serves until the next annual meeting of the directors of La-Man and until his successor is elected and qualified.

     Section 16(a) of the Securities Exchange Act of 1934 and regulations thereunder require our executive officers and directors and certain persons who own more than 10% of Company Stock to file with the SEC initial reports of ownership and reports of changes in ownership of Company Stock. They are also required to furnish the Company with copies of all such forms they file. We believe that during fiscal 2000, all of our directors and executive officers complied with all of these filing requirements, except for Mr. Gary D. Bell, who inadvertently filed one late Form 4 report, and Messrs. Lou A. Papais and J. Melvin Stewart, each of whom inadvertently filed two late Form 4 reports. In making this statement, we have relied solely on our review of copies of Section 16(a) reports to furnished to us and on the written representations of our directors and executive officers.


ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table provides certain summary information concerning compensation paid by the Company to or on behalf of certain of our executive officers during the fiscal year ending June 30, 2000 and the two preceding fiscal years. The officer group, referred to as the named executive officers, is composed of J. William Brandner, the President and Chief Executive Officer, and the four other most highly compensated executive officers, determined as of June 30, 2000:

                                            SUMMARY COMPENSATION TABLE


                                        Annual Compensation(1)                Long-Term Compensation
                                --------------------------------------- ----------------------------------------      All
                                                              Other         Awards                     Payout        Other
                                                             Annual       RESTRICTED     Options        LTIP          Com-
   NAME AND                                                  Compen-        STOCK         /SARs         Pay-         pensa-
  PRINCIPAL                        SALARY      Bonus(2)      sation        AWARDS(S)        (#)          outs          tion
   POSITION             YEAR        ($)          ($)           ($)           ($)                        ($)           ($)(3)
====================  ========  ============ ===========  ============= ==============  ==========  ============  ============
J. William            2000        233,120        -0-           -0-           -0-          78,750        -0-          6,994
Brandner,
President and Chief   1999        209,950      46,360          -0-           -0-           -0-          -0-          6,994
Executive Officer
                      1998        189,535      40,830          -0-           -0-           -0-          -0-          6,298
------------------------------------------------------------------------------------------------------------------------------
Marshall S. Harris,   2000        190,000        -0-           -0-           -0-          15,750        -0-          5,700
Vice President,
General Counsel &     1999        141,346        -0-           -0-           -0-          78,750        -0-          1,750
Secretary
                      1998          -0-          -0-           -0-           -0-           -0-          -0-           -0-
------------------------------------------------------------------------------------------------------------------------------
Terry J. Long,        2000        205,000        -0-           -0-           -0-          47,250        -0-          3,469
President of Ad Art
Electronic Sign       1999        175,000        -0-           -0-           -0-           -0-          -0-          5,205
Corporation
                      1998         63,288        -0-           -0-           -0-         105,000        -0-          1,899
------------------------------------------------------------------------------------------------------------------------------
Larry L. Johnson,     2000        190,000        -0-           -0-           -0-         120,750        -0-           -0-
Senior Vice
President and         1999          -0-          -0-           -0-           -0-           -0-          -0-           -0-
Chief Operating
Officer               1998          -0-          -0-           -0-           -0-           -0-          -0-           -0-
------------------------------------------------------------------------------------------------------------------------------
J. Melvin Stewart,    2000        212,543        -0-           -0-           -0-          25,200        -0-          6,376
Chairman of the
Board                 1999        197,919      29,248          -0-           -0-           -0-          -0-          6,376

                      1998        183,384      28,976          -0-           -0-           -0-          -0-          5,936
====================  ========  ============ ===========  ============= ==============  ==========  ============  ============

     1 Excludes (a) benefits generally available to all employees on a nondiscriminatory basis and (b), except as described in Note (3) below, the following (which did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus earned by the named individuals for the 2000 Fiscal Year): (i) automobile maintenance expenses paid to or on behalf of the named individual by the Company; and (ii) the cost to the Company of personal use by the named individuals of automobiles owned or leased by the Company. Also does not include income required to be recognized for income tax purposes as the result of personal use of Company automobiles or the exercise of stock options.

     2 Includes as awards under the senior management incentive plan: (a) with respect to Mr. Brandner, 5,887 shares of Company Stock having a per share value of $3.94 as of the June 30, 1999 award date and for 1998 6,049 shares of Company Stock having a per share fair market value of $3.38 as of the June 30, 1998 award date; and (b) with respect to Mr. Stewart, for 1999 3,714 shares of Company Stock having a per share value of $3.94 as of the June 30, 1999 award date and for 1998 4,293 shares of Company Stock having a per share fair market value of $3.38 as of the June 30, 1998 award date.

     3 Represents Company contributions to the 401(k) accounts of the named executive officers.

STOCK OPTIONS GRANTED

     The following table contains information concerning the grant of stock options during fiscal 2000 to the named executive officer.

                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                 INDIVIDUAL GRANTS


           NAME                  NUMBER OF           % OF TOTAL        EXERCISE OR        EXPIRATION           GRANT
                                SECURITIES             OPTIONS         BASE PRICE            DATE               DATE
                                UNDERLYING             GRANTED           ($/SH)                               PRESENT
                              OPTIONS GRANTED       TO EMPLOYEES                                               VALUE
                                                   IN FISCAL YEAR                                              ($)(3)
========================== ===================== =================== ===============  ===================  ==============
J. William Brandner               78,750(1)             22.8              $4.10            11/18/08           $104,250

-------------------------- --------------------- ------------------- ---------------  -------------------  --------------
Marshall S. Harris                15,750(2)              4.6              $4.10            11/18/08           $ 20,850

-------------------------- --------------------- ------------------- ---------------  -------------------  --------------
Larry L. Johnson                  15,750(1)             35.1              $4.10            11/18/08           $ 20,850
                                 105,000(2)                               $3.53            08/27/09           $ 99,000
-------------------------- --------------------- ------------------- ---------------  -------------------  --------------
Terry J. Long                     47,250(1)             13.7              $4.10            11/18/08           $ 62,550

-------------------------- --------------------- ------------------- ---------------  -------------------  --------------
J. Melvin Stewart                 25,200(1)              7.3              $4.10            11/18/08           $ 33,360

========================== ===================== =================== ===============  ===================  ==============

     1 These options vest at the rate of 33 1/3% per year from the November 18, 1999 grant date. All unvested options fully vest in the event of a change in control as defined in the option agreements. Also, vested options may not be exercised for so long as certain of our convertible debentures are outstanding or unless and until the terms of such debentures are amended to permit exercise. The number of options and exercise price are subject to ratable adjustments for stock dividends and other distributions.

     2 These options may not be exercised so long as certain of our convertible debentures are outstanding or unless and until the terms of such debentures are amended to permit such exercise.

     3 The "grant date present value" is based upon the Black-Scholes option pricing model adapted for use in valuing executive stock options. The actual value, if any, the executive may realize upon exercise of the option will depend on the excess of the stock price over the exercise price on the date the option is exercised, so there is no assurance the value realized by the executive will be at or near the value estimated by the Black-Scholes model. The principal assumptions incorporated into the valuation model by the Company are as follows: (i) dividend yield of 5%,
       (ii) expected volatility of 40%, (iii) risk-free interest rate of 6%, and
       (iv) expected life of 7 years. No assumptions were made regarding nontransferability or risk of forfeiture. The assumptions chosen materially impact the resulting valuations.

OPTION/SAR EXERCISES AND HOLDINGS

         The following table provides information with respect to the named executive officers concerning the exercise of options and/or stock appreciation rights ("SARs") during the last fiscal year and the number of unexercised options and SARs held as of the end of the fiscal year.

                                  AGGREGATED OPTION/SAR EXERCISES IN FISCAL 2000,
                                     AND FISCAL YEAR-END OPTION AND SAR VALUES

                                                                                       Number of
                                                                                      Securities            Value of
                                                                                      Underlying           Unexercised
                                                                                      Unexercised         In-The-Money
                                               NUMBER                                Options/SARs         Options/SARs
                                              OF Shares             Value              At FY-End            At FY-End
                                             Acquired on           Realized
                 NAME                         Exercise               ($)             Exercisable/         Exercisable/
                                                                                     Unexercisable        Unexercisable
=======================================  =================== ==================== ===================  ===================
J. WILLIAM BRANDNER, PRESIDENT AND             79,707             $183,725              66,154/             $160,754/
CHIEF EXECUTIVE OFFICER                                                                 78,750                $0.00
--------------------------------------------------------------------------------------------------------------------------
J. Melvin Stewart                             133,706             $433,207                0/                  $0.00/
Chairman of the Board                          25,200             $ 56,750              26,250                $0.00
=======================================  =================== ==================== ===================  ===================

PENSION PLANS

      The Display Technologies, Inc. 401(k) profit sharing plan covers all employees with more than six months of service and allows employees to defer up to 15% of their income and contribute to the plan. The Company contributes to the plan at a discretionary matching rate of 50% of the first 6% contributed by the employee. Company contributions are in the form of the Company's common stock.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

      Each of the Company's employment agreements with its named executive officers contains confidentiality and noncompetition provisions effective during the term of the agreement and for a period following termination of employment. Certain of the employment agreements also provide for indemnification of the executive to the maximum extent permitted by Nevada law or the Company's Bylaws, whichever is greater, and for the payment by the Company of any expense of the executive incurred in enforcement proceedings with respect to his employment agreement if he is successful.

      J. WILLIAM BRANDNER The Company is party to an employment agreement with Mr. Brandner under which he serves as President and Chief Executive Officer of the Company. The agreement is extended automatically for one-year periods each April 28 unless the Company or Mr. Brandner provides written notice to the contrary not less than six months prior to the extension date. Mr. Brandner presently receives $233,130 base salary per year. The agreement also provides for the payment of severance in the event the Company elects to terminate the agreement without cause. Should either the Board of Directors or the Chairman of the Board deliver written notice of termination without "cause" (as defined in the employment agreement) to Mr. Brandner, then his employment agreement will be terminated effective not less than 60 days from the date of such notice and after termination the Company will be required to pay Mr. Brandner an amount equal to 200% of his base salary (defined as total annual cash salary excluding bonuses) then in effect. Any such severance payments, less required withholdings, are to be made in equal installments corresponding to what would have been Mr. Brandner's regular pay dates and amounts.

      MARSHALL S. HARRIS The Company is party to an employment agreement with Mr. Harris under which he serves as Vice President and General Counsel of the Company for a three-year term that commenced on September 1, 1998 and which is renewable for successive one-year terms thereafter unless either party gives notice to the other of an election not to renew the agreement not later than 120 days prior to the expiration of the initial term or any renewal term. Mr. Harris presently receives $190,000 base salary per year. The agreement provides that he is to participate in the Company's senior management incentive plan commencing the 2000 fiscal year. The agreement also provides that if Mr. Harris' employment is terminated other than for cause, death or disability, he will be entitled to receive an amount equal to the greater of 100% of his base salary then in effect or the base salary that would otherwise have been payable to him for the remainder of the employment term then in effect.

      TERRY J. LONG The Company and Ad Art Electronic Sign Corporation are parties to an employment agreement under which Mr. Long serves as President of Ad Art. The agreement renews for one-year terms on each February 18 unless either the Company or Mr. Long elects not to renew by delivering written notice to the other party not later than 90 days prior to the renewal date. Mr. Long presently receives an annual base salary of $205,000. The agreement provides that Mr. Long is to participate in the Company's senior management incentive plan commencing the 2000 fiscal year. If Mr. Long's employment is terminated other than for cause, death or disability, he is entitled to receive severance in an amount equal to 66 2/3% of his base salary then in effect or the base salary that would otherwise have been payable to him for the remainder of the employment term.

      J. MELVIN STEWART J.M. Stewart Corporation, an indirect wholly-owned subsidiary of the Company, is party to an employment agreement with Mr. Stewart under which he is to serve as President of each of J.M. Stewart Corporation and J.M. Stewart Industries, Inc. He presently receives a base salary of $212,543 per year over a two-year term that commenced in January 1999 and which is subject to automatic renewals for successive two-year terms thereafter unless either party provides written notice to the contrary not less than 30 days prior to the expiration of the renewal term. The agreement permits the Company to terminate his status as an officer and convert him to a consultant of the Company for a three-year period. In such status, Mr. Stewart would be required to work only 750 hours per year and would be entitled to 50 percent of his base salary. The agreement also allows Mr. Stewart to convert to semi-retired status for a period of three years and in such status to work part-time for the Company (1,200 hours per year) for compensation equal to 75% of his base salary for the first two years and 50% of his base salary for the remaining year.

      Each of the above agreements of Messrs. Brandner, Harris and Stewart provides that in the event of a "Change of Control" (as defined below), the term of employment will be automatically renewed for a three-year term, the employee will be entitled to severance in the event of termination of employment other than for cause or death in an amount equal to the greater of 200% of his then annual base salary or his annual base salary for the remainder of the three-year term, and to continue to provide certain employee benefits for the remainder of the term. The employment agreements define a "Change of Control" as having occurred when: (a) any person or group engages in certain transactions that, in the judgment of a majority of our Directors, is reasonably likely to permit such person or group to obtain control of a sufficient number of voting securities of the Company to elect a majority of the Directors; or (b) there occurs within any period of 12 consecutive months other than as the result of resignations or proxies solicited by, or votes cast by, management of the Company, (i) a change in 35% of the persons who, as of the date of the applicable agreement, constituted our Board of Directors or (ii) an increase of 25% or more in the number of members of our Board.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

      COMPENSATION PHILOSOPHY The Compensation Committee establishes and reviews the salaries and other compensation paid to the Company's executive officers. The Company's executive compensation policy as implemented by the committee is designed to provide a competitive compensation program that will enable the Company to attract, motivate, reward and retain executives who have the skills, experience and talents required to promote the short- and long-term financial performance and growth of the Company. The compensation policy is based on the principle that the financial rewards to the executives must be aligned with the financial interests of the shareholders of the Company. In this manner, the Company seeks to meet its ultimate responsibility to its shareholders.

      The Company's executive compensation has three elements: base salary, annual incentive compensation and long-term incentive compensation. The following is a summary of the considerations underlying each element.

      BASE SALARY The committee determines the salary ranges for each of the executive officer positions of the Company, based upon the level and scope of the responsibilities of the office and the pay levels of similarly positioned executive officers in comparable companies. The evaluation of the Chief Executive Officer is of paramount importance in setting base salaries of other executive officers. The comparison of compensation levels is based on surveys of various companies both within and outside the sign manufacturing industry. Certain of these companies are included in the peer group represented in the index used for stock performance comparisons elsewhere in this Proxy Statement under the caption "Comparison of Five-Year Cumulative Total Returns." The committee is satisfied that it has reasonably accurate information with respect to salary ranges for the surveyed companies.

      The committee begins its annual compensation review in August, and it generally acts in the first quarter of each fiscal year to set the compensation of the Company's executive officers and review annual goals set for each executive. The committee considers (i) the Company's performance as evidenced in changes in the price of the Common Stock during the year as compared to changes in its industry and the broader economic environment, (ii) the Chief Executive Officer's recommendations with respect to a particular officer, (iii) the officer's individual performance, (iv) any significant changes in the officer's level of responsibility, and (v) each officer's then-current salary within the range of salaries for such position. The committee includes significant qualitative components in evaluating the individual performance of each executive officer. These components include the officer's leadership, the accomplishment of goals set at the beginning of the year, teambuilding and motivational skills. They also include adaptability to rapid change and assimilation of new technical knowledge to meet the demands of the industry's customers. In this qualitative evaluation, the committee exercises its collective judgment as to the officer's contributions to the growth and success of the Company during the prior year and the expected contributions of such officer in the future. Generally, salary increases are made retroactive to July 1 of the current fiscal year.

      ANNUAL INCENTIVE COMPENSATION The senior management incentive plan calls for the establishment annually of an incentive pool to be distributed if four out of the following seven corporate goals are achieved: (1) consolidated operating income must increase a minimum of 15% over the prior fiscal year; (2) consolidated pre-tax income must increase a minimum of 15% over the prior fiscal year; (3) consolidated net income from continuing operations must increase a minimum of 15% over the prior fiscal year; (4) consolidated net income must increase a minimum of 15% over the prior fiscal year; (5) diluted earnings per share from continuing operations must increase a minimum of 15% over the prior fiscal year; (6) diluted earnings per share must increase a minimum of 15% over the prior fiscal year; and (7) the quoted closing price per share of the Company Stock at fiscal year-end must be 15% higher than the quoted closing price at the end of the previous fiscal year.

      The criteria for establishing the amount of the incentive pool is determined by the Compensation Committee at the beginning of each year. Each participant has specific individual goals based on his direct responsibilities and his contributions to the attainment of the corporate goals. These objectives are established at the beginning of each fiscal year by the Chief Executive Officer and submitted to the Compensation Committee for approval. The goals are communicated to the participants as the basis for making awards. Awards to participants are one-third in cash, one-third in newly issued shares of Company Stock and one-third as an adjustment of annual base salary.

      In fiscal 2000, the Company failed to achieve a sufficient number of performance goals under the senior management plan for the creation of an incentive pool. Accordingly, no incentive compensation was paid to the named executive officers under the plan for fiscal 2000.

      LONG-TERM INCENTIVE COMPENSATION The Compensation Committee believes that long-term incentive compensation in the form of stock options is the most direct way of making executive compensation dependent upon increases in shareholder value. The Company's stock option plans provide the means through which executive officers can build an investment in Company Stock which will align the officers' economic interest with the interest of shareholders. The value of stock options historically has increased as the result of increases in the price of the Company Stock, and such options are highly valued by employees. The committee believes that the granting of stock options has been a particularly important component of its success in retaining talented management employees.

      The exercise price of each option has generally been the market price of the Company Stock on the date of grant. The committee believes that stock options give the Company's executive officers greater incentives throughout the term of the options to strive to operate the Company in a manner that directly effects the financial interest of the shareholders both on a long-term, as well as a short- term, basis.

      In determining the number of options to grant to executive officers, the committee considers on a subjective basis the same factors as it does in determining the other components of compensation, with no single factor accorded special weight. The recommendation of the Chief Executive Officer is of paramount importance in determining awards to persons other than himself.

      COMPENSATION OF THE CHIEF EXECUTIVE OFFICER In setting the compensation of Mr. Brandner, the Company's President and Chief Executive Officer, the Compensation Committee applied the quantitative, performance-based criteria of the senior management incentive plan described above. In determining the portion of the bonus pool under the plan to be allocated to Mr. Brandner, the committee considered such qualitative criteria as his management responsibilities, his efforts in aiding the Company in achieving the performance goals contained in the senior management incentive plan, and the results of his efforts in helping the Company increase profitable growth generally. The total compensation package of Mr. Brandner is designed to be competitive while creating awards for performance in line with the financial interests of our shareholders. The committee believes that the 2000 compensation package for Mr. Brandner was entirely consistent with this policy.


                                  THE COMPENSATION COMMITTEE

                                  Thomas N. Grant, Chairman      Lester Jacobs
                                  Kevin L. Jackson               William A. Retz

FREEZE OF EXECUTIVE SALARIES

      On September 29, 2000, our Board of Directors approved an indefinite freeze of compensation levels of executive officers of the Company and its subsidiaries

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

      A line graph presentation appears below, showing a five-year comparison of the cumulative total return on Company Stock to the S&P 500 index, the Nasdaq Stock Market index and an index of peer group companies selected by the Company. The peer group consists of Daktronics, Inc., Trans-Lux Corporation, Mikohn Gaming Corporation, Trans-Industries, Inc. and Federal Sign Corp. The graph assumes $100 invested on June 30, 1994, in Company Stock and in each index, with the subsequent reinvestment of dividends on a quarterly basis.

                COMPARISON OF FIVE-YEAR CUMULATIVE RETURNS AMONG
          THE COMPANY, S&P 500 INDEX, NASDAQ INDEX AND PEER GROUP INDEX


                                    [CHART]


    DATE       Company Stock    S&P 500 Index     Nasdaq Index     Peer Group
    ----       -------------    -------------     ------------     ----------

  06/30/95         100.00          100.00            100.00          100.00
  06/30/96         159.62          126.18            128.39          156.48
  06/30/97         339.23          170.12            156.14          136.97
  06/30/98         457.96          222.02            205.59          218.94
  06/30/99         561.07          272.23            294.06          150.73
  06/30/00         439.53          292.18            437.18          161.57

ITEM. 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
---------------------------------------------------------------
MANAGEMENT
----------

PRINCIPAL SHAREHOLDERS

     The identity of every person or entity known to us to beneficially own more than five percent (5%) of our stock appears below.

NAME AND ADDRESS                                  NUMBER OF SHARES              PERCENT OF
OF BENEFICIAL OWNER                             BENEFICIALLY OWNED(1)            CLASS(1,2)
-------------------                             --------------------             ---------
Raymond James Capital Partners, L.P.                  1,327,2013                  13.7%
880 Carillon Parkway
St. Petersburg, FL 33716

Renaissance Capital Growth
  & Income Fund III, Inc.                               948,5964                  10.5%
808 North Central Expressway
Suite 210-LB59
Dallas, TX 75206

Renaissance U.S. Growth                                 948,5964                  10.5%
  & Income Trust PLC
808 North Central Expressway
Suite 210-LB59
Dallas, TX 75206

Lou A. Papais                                            786,979                   9.4%
3133 North Ad Art Road
Stockton, CA 95215

Larry L. Johnson                                        527,6675                   6.3%
Suite L, 9125 Whiskey Bottom Rd.
Laurel, MD 20707

J. Melvin Stewart                                       615,3886                   7.4%
2201 Cantu Court, Suite 217
Sarasota, FL 34232
---------------------------

     1 Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the
       "Exchange Act"), includes as beneficial owners of securities, among others, any person who directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of securities within 60 days, including without limitation, through the exercise of any option, warrant or conversion of a security.

     2 Based upon 8,342,451 shares of Company Stock issued and outstanding.

     3 Includes: (a) 1,201,120 shares of Company Stock issuable upon conversion of 40,000 shares of Series A convertible preferred stock prior to July 30, 2004 at the present conversion price of $3.33 per share; and (b) 126,000 shares of Company Stock issuable upon exercise of common stock purchase warrants prior to July 30, 2004 at the present exercise price of $3.33 per share.

     4 Includes, with respect to each such entity: (a) 150,150 shares of Company
       Stock issuable upon conversion of 5,000 shares of Series A convertible preferred stock prior to July 30, 2004 at the present conversion price of $3.33 per share; (b) 15,750 shares of Company Stock issuable upon exercise of common stock purchase warrants prior to July 30, 2004 at the present exercise price of $3.33 per share; (c) 406,032 shares of Company Stock issuable upon conversion of 8.75% convertible debentures due March 2, 2005 at the present conversion price of $4.31; and (d) 110,250 shares of Company Stock issuable upon exercise of common stock purchase warrants prior to March 2, 2005 at the present exercise price of $3.91 per share.

     5 Includes 99,436 shares of Company Stock issuable at the conversion price of $4.31 per share on a convertible note of Lockwood Sign Group, Inc. to Mr. Johnson in the principal amount of $428,572 with a maturity date of July 30, 2006.

     6 Includes: (a) 305,000 shares held in a voting trust among Mr. Stewart, his six children and a trust for the benefit of a grandchild which has a term of 10 years commencing May 19,1998 and under which Mr. Stewart serves as sole trustee and has full voting power with respect to such shares; (b) 167,766 shares held in a trust of which Mr. Stewart is the sole trustee and beneficiary; and (c) 30,872 shares held in a trust of which he is the sole trustee and the sole beneficiary is his spouse, Nancy W. Stewart.

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

     The following table shows the number of shares of Company Stock owned beneficially by each director, each other "named executive officer" (see "EXECUTIVE COMPENSATION -- Summary of Cash And Certain Other Compensation" below), and by all directors and executive officers as a group. All persons shown in the table have sole voting and investment power with regard to the shares shown, unless otherwise indicated.

NAME AND ADDRESS                                  NUMBER OF SHARES              PERCENT OF
OF BENEFICIAL OWNER                             BENEFICIALLY OWNED(1)            CLASS(1,2)
-------------------                             --------------------             ---------
Gary J. Arnold                                         -0-                          *
5440 Azure Way
Sarasota, Florida 34242

Gary D. Bell                                          192,777(3, 6)              2.3%
365 Oak Place
Port Orange, Florida 32127

J. William Brandner                                   321,610(3, 6)              3.8%
5029 Edgewater Drive
Orlando, Florida 32810

Thomas N. Grant                                        29,778(3)                    *
200 South Orange Avenue
Orlando, Florida 32810

Marshall S. Harris                                     31,482(4, 6)                 *
5029 Edgewater Drive
Orlando, Florida 32810

Kevin L. Jackson                                       -0-                          *
2180 West S.R. 434, Suite 6150
Longwood, FL 32779

Lester Jacobs                                          22,601(3)                    *
656 Flamingo Drive
Apollo Beach, Florida 33572

Terry J. Long                                         406,552(3, 6)              4.8%
3133 Ad Art Road
Stockton, California 95215

Lou A. Papais                                         786,979                    9.4%
3133 Ad Art Road
Stockton, California 95215

William A. Retz                                        22,601(3)                    *
280 South Ridley Creek Road
Media, Pennsylvania 19063

J. Melvin Stewart                                     615,388(3, 5, 6)           7.4%
2201 Cantu Court
Sarasota, Florida 34232

Todd D. Thrasher                                       42,662(3, 6)                 *
5029 Edgewater Drive
Orlando, Florida 32810

All Executive Officers and Directors                2,472,430 6, 7              28.1%
as a Group (12 persons)

*Represents less than 1% of the outstanding shares of Company Stock.
---------------------------

     1 Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the
       "Exchange Act"), includes as beneficial owners of securities, among others, any person who directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of securities within 60 days, including without limitation, the exercise of any option, warrant or conversion of a security.

     2 Based upon 8,342,451 shares of Company Stock issued and outstanding.

     3 Includes the following number of shares purchasable within 60 days of the record date upon exercise of employee stock options: Gary D. Bell 179,640 shares; J. William Brandner 66,164 shares; Thomas N. Grant 27,347 shares; Lester Jacobs 22,128 shares; Terry J. Long 110,250 shares; William A. Retz 22,128 shares; and Todd D. Thrasher 34,728 shares.

     4 These shares are held in a self-directed independent retirement account.

     5 Includes: (a) 305,000 shares held in a voting trust among Mr. Stewart, his six children and a trust for the benefit of a grandchild which has a term of 10 years commencing May 19,1998 and under Mr. Stewart serves as sole trustee and has full voting power with respect to such shares; (b) 167,776 shares held in a trust of which Mr. Stewart is the sole trustee and beneficiary; and (c) 30,892 shares held in a trust of which he is the sole trustee and the sole beneficiary is his spouse, Nancy W. Stewart.

     6 Does not Include the following shares allocated to the following persons' accounts under the Company's 401(k) plan: J. William Brandner 12,157 shares; Gary D. Bell 1,279 shares; Marshall S. Harris 7,198 shares; Terry
       J. Long 1,334 shares; J. Melvin Stewart 9,310 shares; and Todd D. Thrasher 1,898 shares.

     7 Does not include the following shares purchaseable upon exercise of options that, by their terms, are not presently exerciseable: Gary J. Arnold 10,500 shares; Gary D. Bell 25,200 shares; J. William Brandner 78,750 shares; Thomas N. Grant 10,500 shares; Marshall S. Harris 15,750 shares; Kevin L. Jackson 10,500 shares; Lester Jacobs 10,500 shares; Terry J. Long 47,250 shares; William A. Retz 10,500 shares; J. Melvin Stewart 25,200 shares; and Todd D. Thrasher 15,750 shares.

     The Company does not know of any arrangement, including any pledge by any person of securities of the Company, the operation of which may result at a subsequent date in a change in control of the Company.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

ACQUISITION OF LOCKWOOD SIGN GROUP, INC.

     Effective July 1, 1999, the Company acquired Lockwood Sign Group, Inc., a commercial sign manufacturer with facilities located in Marietta, Georgia, Charlotte, North Carolina and the Washington D.C. area. Mr. Larry L. Johnson, a director since August 27, 1999, received $1,387,000 cash and 428,231 shares of Company Stock for his 73% interest in Lockwood.

     Following the Lockwood acquisition, the Company and Lockwood entered into an employment agreement with Mr. Johnson to serve as President and Chief Executive Officer of Lockwood. This agreement was superseded by the employment agreement between the Company and Mr. Johnson which terminated upon his resignation as a director, officer and employee in August 2000.

     The Company also granted Mr. Johnson options to purchase up to 105,000 shares of Company Stock at the exercise price of $3.54, the fair market value per share of Company Stock on the August 27, 1999 grant date. The agreement under which the options were granted provides that certain conditions must be satisfied before the options become exerciseable.

LOCKWOOD CONVERTIBLE NOTE

     On July 30, 1999, in consideration of a loan from Mr. Johnson to Lockwood Sign Group, Inc., Lockwood issued to Mr. Johnson a promissory note in the principal amount of $500,000, Principal on the note is payable in six equal annual installments of $71,428 and a seventh installment of $71,432. Present outstanding principal on the note of $428,572. The note is also convertible into shares of Company Stock at the present conversion price of $4.31 per share.

PREFERRED STOCK OFFERING

     On July 30, 1999, the Company completed a private sale of 50,000 shares of its authorized preferred stock designated as Series A convertible preferred stock for gross proceeds of $5,000,000. The preferred stock is convertible into shares of Company Stock at the conversion price of $3.333 per share, subject to certain anti-dilution and other adjustments.

     40,000 shares of the preferred stock were purchased by Raymond James Capital Partners L.P., and the remaining 10,000 shares were purchased 5,000 each by Renaissance Capital Growth & Income Fund III, Inc. and Renaissance U.S. Growth & Income Trust PLC. The Company also issued Raymond James and the two Renaissance entities warrants to purchase 126,000 shares, 15,750 shares and 15,750 shares, respectively, of Company Stock at any time prior to July 30, 2004 at the exercise price of $3.333 per share. The exercise price is subject to certain anti-dilution and other adjustments.

     The Series A preferred stock pays dividends at the rate of 5.25% per year on the last day of March, June, September and December in each year and is required to be redeemed by the Company on July 30, 2004. The Series A preferred stock is entitled to a preference over Company Stock at liquidation at the liquidation price of $100 per share plus any accrued but unpaid dividends.

     Holders of the Series A preferred stock are entitled to vote with holders of Company Stock as a single class on all matters on which holders of Company Stock are entitled to vote. Each share of preferred stock is entitled to the number of votes equal to the number of shares of Company Stock into which it is convertible.

     Part of the proceeds from the preferred stock sale were used by the Company to finance part of the purchase price for Lockwood Sign Group, Inc.

AMERIVISION

     Pursuant to an agreement dated June 28, 1999, the Company purchased 8,000 newly issued shares of convertible preferred stock from AmeriVision Outdoor, Inc. for $500,000. The preferred stock pays quarterly cumulative dividends at the rate of 9% per year. Upon the satisfaction of certain conditions, the preferred stock is convertible into common stock of AmeriVision at the price of $62.50 per share, which upon issuance would be equal to 80% of the outstanding common stock of AmeriVision. The Company also holds warrants, exerciseable between July 1, 2001 and July 31, 2001, to purchase 8,000 shares of AmeriVision common stock from AmeriVision at the price of $.001 per share. The Company also has the option, upon certain conditions, to purchase the remaining 20% of the common stock of AmeriVision.

     Part of the proceeds of the preferred stock was used by AmeriVision to purchase the assets of AmeriVision Outdoor, LLC, a Nevada limited liability company. The Nevada company used $106,000 of such proceeds to partially repay loans of $182,000 from Terry L. Long, a director and executive officer of the Company.

     The agreement between the Company and AmeriVision also provides that in consideration of payment of a management fee, the Company has the right to designate a representative to manage the day-to-day business operations of AmeriVision and to serve on its board of directors. The Company has designated Mr. Gary D. Bell to serve as such representative.

OHIO PARTNERSHIP

     In June 1999, Ad Art Electronic Sign Corporation entered into a lease-purchase transaction with an Ohio partnership, pursuant to which the partnership leases from Ad Art an LED outdoor display board over a 60-month term for total lease payments of approximately $1 million. Mr. Terry J. Long, a director and executive officer of the Company, is a 50% non-managing partner of the Ohio partnership. The Ohio partnership intended to move the LED display to various entertainment venues throughout the United States and either secure weekly rentals of the display, or sell advertising on the display. After several months of operation, it was unable to secure sufficient revenue to make its lease payments to us. The Ohio partnership, with our assistance, was able to sell a portion of the display and make a substantial payment to us against the original $1,000,000 receivable. We are continuing to assist the Ohio Partnership in its efforts to sell the remaining portion of the display so that it will be in a position to pay the remaining balance due us. However, to date, the Ohio partnership has been unable to secure a buyer for the remaining portion of the display and, accordingly, collection of our receivable is in doubt. During 2000, we recorded a charge of $463,000 to essentially reduce the carrying value of our receivable to the net realizable value.

ISSUANCE OF ADDITIONAL COMPANY STOCK FOR AD ART

     On February 18, 1998, the Company acquired Ad Art Electronic Sign Corporation, a commercial sign manufacturer located in Stockton, California. In September 1999, Mr. Lou A. Papais received an additional 453,600 shares of Company Stock and Mr. Terry J. Long received an additional 113,400 shares of Company Stock, as the result of Ad Art's attainment of certain earnings levels for the 1999 fiscal year.


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------------------------------------------------------------------
FORM 8-K.
---------

(a) The following documents are filed as part of this Report:

DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES

Report of Independent Certified Public Accountants...........................................F-2
Consolidated Balance Sheet as of June 30, 2000 and 1999......................................F-3
Consolidated Statements of Income for the years ended June 30, 2000, 1999 and 1998...........F-4
Consolidated Statements of Stockholders' Equity for the years ended
      June 30, 2000, 1999 and 1998...........................................................F-5
Consolidated Statement of Cash Flows for the years ended June 30, 2000, 1999 and 1998........F-6
Notes to Consolidated Financial Statements...................................................F-7

Exhibit
Number                              Title of Exhibit
------                              ----------------

     2.1 Stock Purchase and Sale Agreement dated as of September 7, 1995 among Registrant, Don Bell Industries, Inc., Worrell Enterprises, Inc. and Gary D. Bell26/

     2.2 Agreement for Purchase of Assets dated as of August 27, 1996 between Heritage Packaging Services, Inc. and Midwest Packaging Products, Inc.33/

     2.3 Stock Purchase and Sale Agreement among Registrant, Certified Maintenance Service, Inc. and Mark Manfredi dated as of July, 1, 199734

     2.4 Agreement and Plan of Merger and Reorganization dated as of February 17, 1998 among Registrant, Displays Acquisitions, Inc., a wholly owned Florida subsidiary of Registrant, Electronic Sign Corporation d/b/a Ad Art, a California corporation, and Terry J. Long, Daniel G. O'Leary, individually and in his capacity as Trustee of the Daniel O'Leary Trust Dated April 18, 1993, Betty
               E. Papais, individually and in her capacity as Trustee of the Papais Trust Dated January 29, 1991, and Lou A. Papais35/

     2.5 Agreement and Plan of Merger and Reorganization dated as of July 1, 1999 among Registrant, Lockwood Acquisitions Corp., a wholly owned Florida subsidiary of Registrant, Lockwood Sign Group, Inc., a Georgia corporation, and Larry L. Johnson and Kurt R. Johnson43

     3.1       Articles of Incorporation of Registrant1/

     3.2       Certificate of Merger1/

     3.4       Amendment to Articles of Incorporation9/

     3.9 Articles of Incorporation of Nevada SEMCO, Inc., a Nevada corporation20/

     3.10      By-Laws of Nevada SEMCO, Inc.20/

     3.13 Articles of Incorporation of Vision Trust Marketing, Inc., a Florida corporation29/

     3.14      Bylaws of Vision Trust Marketing, Inc.29/

     3.15 Articles of Incorporation of Don Bell Industries, Inc., a Florida corporation29/

     3.16      Bylaws of Don Bell Industries, Inc.29/

     3.17      Articles of Incorporation of Don Bell Industries of Nevada,
               Inc.29/

     3.18      Bylaws of Don Bell Industries of Nevada, Inc.29/

     3.19      Articles of Incorporation of Certified Maintenance Service,
               Inc.34/

     3.20      Bylaws of Incorporation of Certified Maintenance Service, Inc.34/

     3.21 Articles of Incorporation of Displays Acquisitions Corp. (n/k/a Ad Art Electronic Sign Corporation)37/

     3.22 Articles of Merger of Electronic Sign Corporation into Displays Acquisition Corp. (with the surviving corporation, Displays Acquisitions Corp. changing its name to Ad Art Displays, Inc.)37/

     3.23 Articles of Amendment to Articles of Incorporation of Ad Art Displays, Inc. (changing the corporate name to Ad Art Electronic Sign Corporation)37/

     3.24 Bylaws of Ad Art Electronic Sign Corporation f/k/a Ad Art Displays, Inc.37/

     3.25      Articles of Incorporation of ESC of Nevada, Inc.37/

     3.26      Bylaws of ESC of Nevada, Inc.37/

     3.27      Restated Articles of Incorporation of Registrant39/

     3.28      Amended and Restated Bylaws of Registrant 39/

     3.29 Articles of Incorporation of La-Man Corporation, a Nevada corporation39/

     3.30      Bylaws of La-Man Corporation39/

     3.31 Articles of Incorporation of Lockwood Acquisitions Corp. (n/k/a Lockwood Sign Group, Inc.), a Florida corporation43/

     3.32 Articles of Merger of Lockwood Sign Group, Inc., a Georgia corporation, into Lockwood Acquisitions Corp. (with the surviving corporation, Lockwood Acquisitions Corp. changing its name to Lockwood Sign Group, Inc.)43/

     3.33      Bylaws of Lockwood Sign Group, Inc. f/k/a Lockwood Acquisitions
               Corp43/

     3.34      November 18, 1999 Amended and Restated Bylaws of Registrant46/

     4.14 8% Convertible Note of Registrant, dated September 7, 1995, in principal amount of $750,000 to Worrell Enterprises, Inc.28/

     4.15 Amendment No. 2 to Warrant Agreement, dated as of January 10,1997, between Registrant and Continental Stock & Transfer Company, as Warrant Agent34/

     4.16 Convertible Loan Agreement Dated March 2, 1998 by and between Registrant and Renaissance Capital Growth & Income Fund III, Inc., Renaissance US Growth & Income Trust PLC and Renaissance Capital Group, Inc.36/

     4.17 8.75% Convertible Debenture Due March 2, 2005 issued to Renaissance Capital Growth & Income Fund III, Inc.36/

     4.18 8.75% Convertible Debenture Due March 2, 2005 issued to Renaissance US Growth & Income Trust PLC36/

     4.19 Stock Purchase Warrant issued to Renaissance Capital Growth & Income Fund III, Inc.36/

     4.20 Stock Purchase Warrant issued to Renaissance US Growth & Income Trust PLC36/

     4.22      J. Melvin Stewart Lock-Up Agreement36/

     4.23 Amendment No. 3 to Warrant Agreement, dated as of May 27, 1997, between Registrant and Continental Stock Transfer & Trust Company, as Warrant Agent37/

     4.24 Amendment No. 4 to Warrant Agreement, dated as of March 20, 1998, between Registrant and Continental Stock Transfer & Trust Company, as Warrant Agent40

     4.25 Amendment No. 5 to Warrant Agreement, dated as of November 4, 1998, between Registrant and Continental Stock Transfer & Trust Company, as Warrant Agent40

     4.26      Redemption Notice to Warrant Holders dated December 29, 199840

     4.27 Unit Purchase Option Amendment dated as of January 4, 1999 between Registrant and Peter D. Mathews40/

     4.28 Stock Option Agreement dated March 18, 1997 between Registrant and Halyx Partners, Inc. d/b/a The Howell Group41/

     4.29 Stock Option Agreement dated August 29, 1997 between Registrant and Halyx Partners, Inc. d/b/a The Howell Group41/

     4.30 Stock Purchase Warrant dated as of March 2, 1998 issued to Croft & Bender LLC by Registrant41/

     4.31 Stock Option Agreement dated July 1, 1998 between Registrant and Pacific Consulting Group, Inc.41/

     4.32 Press release dated January 6, 1999 announcing the redemption date for the Registrant's common stock purchase warrants42/

     4.32      Certificate of Designation of the Series A Preferred Stock43/

     4.33 Form of Stock Purchase Warrant issued to Raymond James Capital Partners, L.P., Renaissance Capital Growth & Income Fund III, Inc. and Renaissance U.S. Growth & Income Trust PLC 43/

     4.34 Trust Indenture dated June 1, 1999 between the Registrant and SouthTrust Bank, National Association43/

     4.35      Form of $2,500,000 Variable/Fixed Rate Secured Notes43/

     4.36 Rights Agreement, dated as of September 21, 1999 between Display Technologies, Inc. and Continental Stock Transfer & Trust Company, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively44/

     4.37 Certificate of Designation of the Series B Junior Participating Preferred Stock

     9 Voting Trust Agreement dated as of May 19, 1998 among J. Melvin Stewart, as Trustee, and Rebecca Stewart Brooks, Bonnie Stewart Knox, J. Melvin Stewart as Trustee for the Emily Stewart Michelsen Irrevocable Trust dated May 6, 1998, Susan Stewart Michelsen, Elizabeth Stewart Ricci, Deborah Stewart, John M. Stewart and Mary Stewart38/

     10.1      Royalty Agreement Re: U.S. Patent No. 4,116,6501/

     10.2      License Agreement Re: U.S. Patent No. 4,116,6501/

     10.3      Assignment of U.S. Patent No. 4,116,6501/

     10.9      License Agreement between Registrant and J & M1/

     10.14 License Agreement dated November 9, 1987 between Registrant and J & M Company, Ltd.6/ 10.15 Agreement to Purchase Patents and Applications for Patents, Trademarks and Applications for Trademarks and International Marketing and Sales Rights between Registrant and J & M Company Ltd. dated November 9, 19876/

     10.16 Assignment of Patents and Applications for Patents, Trademarks and Applications for Trademarks and International Marketing and Sales Rights to J & M Company, Ltd. dated November 9, 19876/

     10.36 Merger Agreement between Nevada SEMCO, Inc. and Stewart Eleemosynary Marketing Corporation, dated August 19, 199319/

     10.37     Amendment to J & M Agreement dated May, 199216/

     10.46     1988 Incentive Stock Option Plan17/

     10.47     1992 Stock Option and Appreciation Rights Plan17/

     10.60 Employment Agreement dated August 19, 1993, between J.M. Stewart Corporation and J. Melvin Stewart20/

     10.61 Agreement dated January 17, 1992, between J.M. Stewart Corporation and the Sunday School Board of the Southern Baptist Convention21 /

     10.62 Agreement dated March 24, 1993, between J.M. Stewart Corporation and Gospel Publishing House21/

     10.63 Endorsement Agreement dated May 21, 1992, between J.M. Stewart Corporation and Florida Association of School Administrators21 /

     10.64 Employment Agreement dated as of April 28, 1994 between Registrant and J. William Brandner23/

     10.65 Stock Option Agreement dated as of September 6, 1994 between Registrant and J. William Brandner25/

     10.97 Amendment No. 1, dated as of August 31, 1995 to Employment Agreement between Registrant and J. William Brandner29/

     10.99 Amendment No. 1, dated as of August 31, 1995 to Employment Agreement between Registrant and J. Melvin Stewart29/

     10.100 Stock Option Agreement dated as of September 1, 1995 between Registrant and J. William Brandner29/

     10.103 Stock Option Agreement dated as of September 1, 1995 between Registrant and J. Melvin Stewart29/

     10.106 Employee Stock Option Agreement dated as of September 7, 1995 between Registrant and Gary D. Bell28/

     10.107 La-Man Corporation 1994 Amended and Restated Employee and Consultant Stock Compensation Plan, as amended by Amendment No. 1 thereto dated as of August 31, 199528/

     10.109 $2,570,000 Irrevocable Letter of Credit No. SB 1326 issued by SouthTrust Bank, National Association, on August 28, 1997 for the account of Registrant.34/

     10.110 Form of La-Man Corporation $2,500,000 Variable/Fixed Rate Credit Enhanced Notes.34/ 10.111 Trust Indenture dated August 1, 1997 between Registrant and SouthTrust Bank, National Association34/

     10.112 Remarketing Agent Agreement dated as of August 1, 1997 among Registrant, SouthTrust Bank, National Association, as Trustee and SouthTrust Securities, Inc., as Remarketing Agent34/

     10.121 Employment Agreement dated February 18, 1998 between and among Registrant, Ad Art Displays, Inc. and Terry J. Long35/

     10.122 Employee Stock Option Agreement dated February 18, 1998 by and between Registrant and Terry J. Long35/

     10.123 Consulting Agreement dated February 18, 1998 between and among Ad Art Displays, Inc. and Lou A. Papais35/

     10.124 Pledge Agreement dated March 2, 1998 between Registrant and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC36/

     10.125 Security Agreement dated March 2, 1998 between Registrant and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC36/

     10.126    Form of Subsidiary Continuing Guaranty36/

     10.127    Form of Subsidiary Security Agreement36/

     10.128 Amendment No. 2 to La-Man Corporation 1992 Stock Option and Appreciation Rights Plan, as amended36/

     10.129 Amendment No. 3 to La-Man Corporation 1992 Stock Option and Appreciation Rights Plan, as amended36/

     10.130 Amendment No. 2 to La-Man Corporation Amended and Restated 1994 Employee and Consultant Stock Compensation Plan, as amended36/

     10.131 Employment Agreement dated as of February 17, 1998 among Registrant, Don Bell Industries, Inc. and Gary D. Bell37/

     10.132 Employment Agreement dated as of September 1, 1998 between Registrant and Marshall S. Harris38/ 10.133 Employee Stock Option Agreement dated as of August 28, 1998 between Registrant and Marshall S. Harris39/

     10.134 Promissory Note and Mortgage Modification Agreement dated as of December 31, 1998, by Registrant, Don Bell Industries, Inc., Vision Trust Marketing, Inc., Don Bell Industries of Nevada, Inc., La-Man Corporation, Nevada SEMCO, Inc., J.M. Stewart Corporation, J.M. Stewart Industries, Inc., and Certified Maintenance Service, Inc. to and for the benefit of SouthTrust Bank, National Association40/

     10.135 Security Agreement dated January 5, 1999 between La-Man Corporation and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC40/

     10.136 Securities Purchase Agreement dated as of July 30, 1999 between Registrant, Raymond James Capital Partners, L.P., Renaissance Capital Growth & Income Fund III, Inc. and Renaissance U.S. Growth & Income Trust PLC43/

     10.137 Loan and Security Agreement dated June 2, 1999 between Registrant and SouthTrust Bank, National Association43/

     10.138 Employment Agreement dated July 30, 1999 between and among Registrant, Lockwood Sign Group, Inc. and Larry L. Johnson43/

     10.139 Employment Agreement dated July 30, 1999 between and among Registrant, Lockwood Sign Group, Inc. and Kurt R. Johnson43/

     10.140 Agreement dated as of June 28, 1999 between and among Registrant, AmeriVision Outdoor, Inc., AmeriVision Outdoor, LLC, Michael T. Barr, Joe W. Brown, William W. Byrd and George Whitlow 10.141 1999 Stock Incentive Plan46/

     10.142 Amendment No. 1, dated March 3, 2000, to Loan and Security Agreement dated as of June 2, 1999 among Registrant, certain of Registrant's subsidiaries and SouthTrust Bank, National Association47/

     10.143 Amended and Restated Revolving Loan Promissory Note, dated March 3, 2000, from Registrant and certain of its subsidiaries to SouthTrust Bank, National Association47/

     20.1      Registrant's press release dated September 29, 200048/

     21        Subsidiaries

     23.1      Consent of BDO Seidman, LLP41/

     27        Financial Data Schedule

     99.3      U.S. Patent No. 4,483,4171/

     99.4      Trademark Registration No. 1,287,6661/

     99.5      U.S. Patent No. 4,487,6182/

     99.6      Trademark Registration No. 1,328,0542/

     99.7      Trademark Registration No. 1,359,880 (Supplemental Register)4/

     99.8      Canadian Patent No. 1,197,47716/

     99.9      U.S. Patent Number 4,600,416 for the Extractor Dryer16/

     99.10     Canadian Patent Number 1,206,889 for the Pneumatic Dryer16/

     99.11     Trademark Registration Number 1,372,35916/

     99.12     Canadian Patent Number 1,207,67416/

     99.14 U.S. Patent Number 4,865,815 for the In-Line Compressed Air Carbon Monoxide Filter11/

     99.16 U.S. Patent Number 5,030,262 for the Air Vapor Trap and Drain Therefore14/

     99.17 U.S. Patent Number 5,114,443 for the Air Line Vapor Trap With Air Warming System16/

     99.19     Trademark Registration Number 1,790,935 for Encapulator(R)21 /

------------------------------------

1/ Incorporated by reference from Registrant's Pre-Effective Amendment No. 1 to the Registrant's Registration - Statement on Form S-18 (Registration No. 2-89341).

2/ Incorporated by reference from Registrant's Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-18 (Registration No. 2-8934 1).

4/ Incorporated by reference from Registrant's Post-Effective Amendment No. 1 to Registrant's Registration Statement on Form S-18 (Registration No. 2-89341).

6/ Filed as an exhibit to Registrant's Current Report on Form 8-K filed on December 23, 1987 (File No. 0-14427), and incorporated by reference.

9/ Filed as an exhibit to Registrant's Form 10-K for the period ended September 30, 1988 (File No. 0-14427), and incorporated by reference.

11/ Filed as an exhibit to Registrant's Form 10-K for the period ended September 30, 1989 (File No. 0-14427), and incorporated by reference.

14/ Filed as an exhibit to Registrant's Form 10-K for the period ending September 30, 1991 (File No. 0-14427), and incorporated by reference.

16/ Filed as an exhibit to Registrant's Form 10-K for the transition period ending June 30, 1992 (File No. 0-14427), and incorporated by reference.

17/ Filed as an exhibit to Registrant's Registration Statement on Form S-1 (Registration No. 33-54230), and incorporated by reference.

19/ Filed as an Exhibit to Registrant's Form 8-K dated August 19, 1993 (File No. 0-14427) and incorporated by reference.

20/ Filed as an exhibit to Registrant's Post Effective Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 33-54230), and incorporated by reference.

21/ Filed as an exhibit to Registrant's Post Effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 33-54230), and incorporated by reference.

23/ Filed as an exhibit to Registrant's Form 8-K dated June 23, 1994 filed on June 28,1994 (File No. 0-14427), and incorporated by reference.

25/ Filed as an exhibit to Registrant's Form 10-K for the period ending June 30, 1994 (File No. 0-14427), and incorporated by reference.

26/ Filed as an exhibit to Registrant's Form 8-K dated November 14, 1994 and filed on January 27, 1995 (File No. 0-14427), and incorporated by reference.

28/ Filed as an exhibit to Registrant's Form 8-K dated September 7, 1995 and filed effective September 22, 1995 (File No. 0-14427), and incorporated by reference.

29/ Filed as an exhibit to Registrant's Form 10-KSB for the period ending June 30, 1995 (File No. 0-14427), and incorporated by reference.

33/ Filed as an exhibit to Registrant's Form 8-K dated August 28, 1996 (File No. 0-14427), and incorporated by reference.

34/ Filed as an exhibit to Registrant's Form 10-KSB for the period ending June 30, 1997 (File No. 0-14427), and incorporated by reference.

35/ Filed as an exhibit to Registrant's Form 8-K dated February 18, 1998 and filed March 2, 1998 (File No. 0- 14427), and incorporated by reference.

36/ Filed as an exhibit to Registrant's Form 8-K dated March 2, 1998 and filed March 12, 1998 (File No. 0- 144227), and incorporated by reference.

37/ Filed as an exhibit to Registrant's Registration Statement on Form S-3 (Registration No. 333-51835), and incorporated by reference.

38/ Filed as an exhibit to Registrant's Form 10-KSB for the period ending June 30, 1998 (File No. 0-14427), and incorporated by reference.

39/ Filed as an exhibit to Registrant's Form 8-K dated August 28, 1998 and filed December 7, 1998 (File No. 0- 144227), and incorporated by reference.

40/ Filed as an exhibit to Registrant's Form 8-K dated December 29, 1998 and filed January 15, 1999 (File No. 0- 144227), and incorporated by reference.

41/ Filed as an exhibit to Registrant's Registration Statement on Form S-3 (Registration No. 333-71705), and incorporated by reference.

42/ Filed as an exhibit to Registrant's Form 8-K dated January 28, 1999 and filed February 5, 1999 (File No. 0- 144227), and incorporated by reference.

43/ Filed as an exhibit to Registrant's Form 8-K dated July 30, 1999 and filed August 10, 1999 (File No. 0-144227), and incorporated by reference.

44/ Filed as an exhibit to Registrant's Form 8-A filed September 21, 1999, and incorporated by reference.

45/ Filed as an exhibit to Registrant's Form 10-KSB for the period ending June 30, 1999 (File No. 0-14427), and incorporated by reference.

46/ Filed as an exhibit to Registrant's Form 10-Q for the period ending December 31, 1999 (File No. 0-14427), and incorporated by reference.

47/ Filed as an exhibit to Registrant's Form 8-K dated March 3, 2000 and filed March 16, 2000 (File No. 0-144227), and incorporated by reference.

48/ Filed as an exhibit to Registrant's Form 8-K dated and filed September 29, 2000 (File No. 0-144227), and incorporated by reference.


(b) No reports on Form 8-K were filed by the Registrant during the three-month period ended June 30, 2000, the last quarter of the period covered by this Annual Report on Form 10-KSB.

(c)      Exhibits:

     2.6 Share Purchase Agreement dated June 30, 2000 among Registrant, Hamilton Digital Designs Ltd., Farell M. Boyce, James B. Mitchell, Brian G. Nugent and DTEK Signs ULC, an indirect wholly owned subsidiary of Registrant

     2.7 Share Purchase Agreement among Ontario Development Corporation, Hamilton Digital Designs Ltd. and DTEK Signs ULC

     3.35 Articles of Incorporation of Hamilton Digital Designs Ltd., an Ontario corporation

     3.36      Bylaws of Hamilton Digital Designs Ltd.

     3.37 Articles of Incorporation of DTEK Canada, Inc., a Florida corporation

     3.38      Bylaws of DTEK Canada, Inc.

     3.39 Memorandum and Articles of Association of DTEK Signs ULC, a Nova Scotia unlimited liability company

     4.38 Stock Purchase Warrant dated June 28, 1999 issued to Registrant by AmeriVision Outdoor, Inc.

     10.144 8% Convertible Note of Lockwood Sign Group, Inc. (f/k/a Lockwood Acquisitions Corp.), dated July 30, 1999, in the principal amount of $500,000 to Larry L. Johnson

     10.145 Joinder and Forbearance Agreement dated as of September 26, 2000 among the Registrant, its subsidiaries and SouthTrust Bank

     21        Subsidiaries

     27        Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      By: /s/ J. William Brandner
                                         --------------------------------------

                                         J. William Brandner, President
                                         (Chief Executive Officer) and Director
                                         October 13, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ J. Melvin Stewart                By:  /s/ Lester Jacobs
    --------------------------------          --------------------------------
     J. Melvin Stewart, Chairman of       Lester Jacobs, Director
     the Board and Director               October 13, 2000
     October 13, 2000

By:                                       By:  /s/ Terry J. Long
    --------------------------------          --------------------------------
     Gary J. Arnold, Director             Terry J. Long, Director
     October 13, 2000                     October 13, 2000

By:  /s/ Gary D. Bell                     By:  /s/ Lou A. Papais
    --------------------------------          --------------------------------
     Gary D. Bell, Director               Lou A. Papais, Director
     October 13, 2000                     October 13, 2000

By:  /s/ William A. Retz                  By:  /s/ Todd D. Thrasher
    --------------------------------          --------------------------------
     William A. Retz, Director            Todd D. Thrasher
     October 13, 2000                     Vice President and Treasurer (Chief
                                          Financial Officer)
By:  /s/ Thomas N. Grant                  October 13, 2000
    --------------------------------
     Thomas N. Grant, Director
     October 13, 2000

By:
    --------------------------------
     Kevin L. Jackson, Director
     October 13, 2000

DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES

Report of Independent Certified Public Accountants ..........................................F-2
Consolidated Balance Sheet as of June 30, 2000 and 1999 .....................................F-3
Consolidated Statements of Income for the years ended June 30, 2000, 1999 and 1998...........F-4
Consolidated Statements of Stockholders' Equity for the years ended
     June 30, 2000, 1999 and 1998............................................................F-5
Consolidated Statement of Cash Flows for the years ended June 30, 2000, 1999 and 1998........F-6
Notes to Consolidated Financial Statements...................................................F-7

Display Technologies, Inc.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Display Technologies, Inc.


We have audited the accompanying consolidated balance sheets of Display Technologies, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Display Technologies, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not complied with certain financial covenants with its line of credit and other note payable agreements with the same bank. On September 26, 2000 the Company and the bank executed a forbearance agreement which waived covenant violations but extended the payment terms of the line of credit and certain notes payable totaling $24,130,156 to October 31, 2000. The Company and the bank are currently negotiating possible extension terms and the Company is considering alternative or replacement financing. If the bank demands payment on these obligations, the Company may be unable to obtain alternative or replacement financing to pay off such amounts. Such condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 BDO Seidman, LLP
New York, New York
October 6, 2000

Display Technologies, Inc.
CONSOLIDATED BALANCE SHEET

JUNE 30                                                                                        2000                 1999
-------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash                                                                                    $   385,427           $    79,832
Accounts receivable:
     Trade, less allowance for doubtful accounts of $791,240 and $309,543                20,967,581            10,977,251
     AmeriVision Outdoor, Inc.                                                            1,782,691                     -
     Other, principally lease receivables                                                 1,908,073             1,747,635
Inventories                                                                               9,073,902             6,084,709
Costs and estimated earnings in excess of billings on uncompleted contracts in progress   5,119,693             4,442,012
Prepaid expenses                                                                            633,184               859,371
Deferred income tax                                                                         821,000               133,000
-------------------------------------------------------------------------------------------------------------------------
                                                                                         40,691,551            24,323,810
-------------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation                             12,993,245             7,947,010
-------------------------------------------------------------------------------------------------------------------------


OTHER ASSETS
Intangibles, less accumulated amortization                                               15,387,092            11,283,095
Investment in preferred stock of AmeriVision Outdoor, Inc.                                  500,000               500,000
Advances to AmeriVision Outdoor, Inc.                                                     1,973,099                     -
Other                                                                                     3,644,815             1,301,729
-------------------------------------------------------------------------------------------------------------------------
                                                                                         21,505,006            13,084,824
-------------------------------------------------------------------------------------------------------------------------

                                                                                        $75,189,802           $45,355,644
=========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit                                                                          $18,826,857           $       -
Current maturities of long-term debt                                                      9,358,567               781,926
Accounts payable                                                                          7,552,532             4,833,042
Customer deposits                                                                         1,800,507               785,391
Accrued expenses                                                                          3,949,374             2,762,897
Billings in excess of costs and estimated earnings on uncompleted contracts in progress     148,377               191,304
Current portion of obligations under capital leases                                         906,595               336,096
-------------------------------------------------------------------------------------------------------------------------
                                                                                         42,542,809             9,690,656
-------------------------------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES
Line of credit                                                                                  -               5,302,630
Long-term debt, less current maturities                                                   1,928,628             9,108,519
Obligations under capital leases, less current portion                                    1,578,977               962,483
Deferred income taxes                                                                       709,000               170,000
Other                                                                                           -                 169,876
-------------------------------------------------------------------------------------------------------------------------
                                                                                          4,216,605            15,713,508
-------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; $.001 par value; authorized 50,000,000 shares; issued and
     outstanding 50,000 and -0- shares                                                    5,000,000                   -
Common stock; $.001 par value; authorized 50,000,000 shares; issued and
     outstanding 8,303,867 and 6,302,544 shares                                               8,304                 6,303
Additional paid-in capital                                                               24,396,858            18,999,292
Retained earnings (accumulated deficit)                                                    (974,774)              945,885
-------------------------------------------------------------------------------------------------------------------------
                                                                                         28,430,388            19,951,480
-------------------------------------------------------------------------------------------------------------------------

                                                                                        $75,189,802           $45,355,644
=========================================================================================================================

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Display Technologies, Inc.

CONSOLIDATED STATEMENTS OF INCOME

YEAR ENDED JUNE 30                                                               2000              1999             1998
-------------------------------------------------------------------------------------------------------------------------
SALES                                                                     $ 91,813,257      $ 66,135,714     $ 32,478,018
COST OF SALES                                                               65,219,287        43,912,587       19,688,873
-------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                26,593,970        22,223,127       12,789,145

OPERATING EXPENSES
Selling expenses                                                            11,441,495        10,241,634        4,973,451
General and administrative expenses                                         13,270,593         7,182,385        5,305,649
-------------------------------------------------------------------------------------------------------------------------
                                                                            24,712,088        17,424,019       10,279,100
-------------------------------------------------------------------------------------------------------------------------

Income from operations                                                       1,881,882         4,799,108        2,510,045

OTHER INCOME (EXPENSE)
Interest income                                                                329,488            72,156           94,812
Interest expense                                                            (2,170,881)       (1,235,483)        (486,460)
Gain on disposal of property and equipment                                      30,378            46,872            4,649
Miscellaneous income                                                           156,508                 -           79,895
-------------------------------------------------------------------------------------------------------------------------
                                                                            (1,654,507)       (1,116,455)        (307,104)
-------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                     227,375         3,682,653        2,202,941
Income tax expense                                                             202,000         1,438,000          615,000
-------------------------------------------------------------------------------------------------------------------------
Net income                                                                      25,375         2,244,653        1,587,941
Preferred dividends and beneficial conversion features                        (390,625)                -                -
-------------------------------------------------------------------------------------------------------------------------
Net income (loss) attributed to common shareholders                       $   (365,250)     $  2,244,653     $  1,587,941
=========================================================================================================================

EARNINGS (LOSS) PER COMMON SHARE
Basic                                                                     $      (0.05)     $       0.38     $       0.36
Diluted                                                                   $      (0.05)     $       0.31     $       0.29
-------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic                                                                        7,758,240         5,914,265        4,371,368
Diluted                                                                      7,758,240         7,932,806        5,941,871
-------------------------------------------------------------------------------------------------------------------------

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Display Technologies, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                   COMMON STOCK
                                                             ----------------------              SERIES A     SERIES A
                                                               NUMBER          PAR               PREFERRED    PREFERRED
                                                             OF SHARES        VALUE               SHARES        STOCK
-------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1997                                       3,310,869     $      3,311             --       $       --
Issuance of five percent stock dividend                        167,885              168             --               --
Issuance of stock for acquisition of Ad Art                    810,000              810             --               --
Sales of common stock, net                                     231,482              232             --               --
Exercise of stock options and warrants, net                    322,396              322             --               --
Issuance of stock options and warrants                            --               --               --               --
Stock contributed to 401(k) plan                                35,845               36             --               --
Stock issued for employee bonuses                               13,047               13             --               --
Net income                                                        --               --               --               --
-------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1998                                       4,891,524            4,892             --               --
Issuance of five percent stock dividend                        248,596              249             --               --
Contingent stock earn-out for Ad Art acquisition                  --               --               --               --
Exercise of stock options and warrants, net                  1,086,254            1,086             --               --
Tax benefit on exercise of options and warrants                   --               --               --               --
Issuance of stock options to nonemployees                         --               --               --               --
Stock contributed to 401(k) plan                                58,015               58             --               --
Stock issued for employee bonuses                               18,155               18             --               --
Net income                                                        --               --               --               --
-------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1999                                       6,302,544            6,303             --               --
Issuance of five percent stock dividend, including
   effect of cash payments in lieu of issuing
   fractional shares                                           370,173              370             --               --
Issuance of stock for acquisition of Lockwood                  415,000              415             --               --
Issuance of Contingent stock for Ad Art acquisition            560,464              560             --               --
Contingent stock earn-out for Lockwood acquisition                --               --               --               --
Issuance of preferred stock, net                                  --               --             50,000        5,000,000
Exercise of stock options and warrants, net                    546,513              547             --               --
Tax benefit on exercise of options and warrants                   --               --               --               --
Issuance of stock options to nonemployees                         --               --               --               --
Stock contributed to 401(k) plan                                92,717               93             --               --
Stock issued for employee bonuses                               16,456               16             --               --
Preferred stock dividends paid in cash                            --               --               --               --
Beneficial conversion features of preferred stock                 --               --               --               --
Net income                                                        --               --               --               --

-------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2000                                       8,303,867     $      8,304           50,000     $  5,000,000
=========================================================================================================================

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY(CONTINUED)

                                                            ADDITIONAL    RETAINED EARNINGS      TOTAL
                                                             PAID-IN        (ACCUMULATED      STOCKHOLDERS'
                                                             CAPITAL           DEFICIT)          EQUITY
----------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1997                                    $  5,809,832      $   (989,140)     $  4,824,003
Issuance of five percent stock dividend                        577,356          (577,524)             --
Issuance of stock for acquisition of Ad Art                  3,336,390              --           3,337,200
Sales of common stock, net                                     969,768              --             970,000
Exercise of stock options and warrants, net                    548,398              --             548,720
Issuance of stock options and warrants                         124,250              --             124,250
Stock contributed to 401(k) plan                               101,812              --             101,848
Stock issued for employee bonuses                               33,387              --              33,400
Net income                                                        --           1,587,941         1,587,941
----------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1998                                      11,501,193            21,277        11,527,362
Issuance of five percent stock dividend                      1,319,796        (1,320,045)             --
Contingent stock earn-out for Ad Art acquisition             2,206,827              --           2,206,827
Exercise of stock options and warrants, net                  2,818,975              --           2,820,061
Tax benefit on exercise of options and warrants                743,000              --             743,000
Issuance of stock options to nonemployees                       76,950              --              76,950
Stock contributed to 401(k) plan                               271,295              --             271,353
Stock issued for employee bonuses                               61,256              --              61,274
Net income                                                        --           2,244,653         2,244,653
----------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1999                                      18,999,292           945,885        19,951,480
Issuance of five percent stock dividend, including
   effect of cash payments in lieu of issuing
   fractional shares                                         1,789,937        (1,796,034)           (5,727)
Issuance of stock for acquisition of Lockwood                1,908,585              --           1,909,000
Issuance of Contingent stock t for Ad Art acquisition             (560)             --                --
Contingent stock earn-out for Lockwood acquisition             660,806              --             660,806
Issuance of preferred stock, net                               (54,000)             --           4,946,000
Exercise of stock options and warrants, net                    315,694              --             316,241
Tax benefit on exercise of options and warrants                392,000              --             392,000
Issuance of stock options to nonemployees                       68,250              --              68,250
Stock contributed to 401(k) plan                               342,700              --             342,793
Stock issued for employee bonuses                               64,779              --              64,795
Preferred stock dividends paid in cash                        (240,625)             --            (240,625)
Beneficial conversion features of preferred stock              150,000          (150,000)             --
Net income                                                        --              25,375            25,375
----------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2000                                    $ 24,396,858      $   (974,774)     $ 28,430,388
==========================================================================================================

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Display Technologies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED JUNE 30                                                               2000              1999             1998
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                 $     25,375      $  2,244,653      $  1,587,941
Adjustments to reconcile net income to net cash used for operating activities:
    Depreciation and amortization                                             2,046,238         1,068,896           666,941
    Gain on disposal of property and equipment                                  (30,378)          (46,872)           (4,649)
    Contribution of common stock to 401(k) plan                                 342,793           271,353           101,848
    Deferred income taxes                                                       119,000           733,000          (137,656)
    Tax benefit on options and warrants exercised                               392,000           743,000              --
    Other                                                                        15,000           (64,901)             --
    Changes in assets and liabilities, net of effects of acquisitions:
       Accounts receivable                                                  (11,049,421)       (4,098,419)       (1,992,004)
       Other receivables                                                     (4,031,612)       (1,139,886)          (43,655)
       Inventories                                                           (2,353,375)       (4,595,192)         (550,953)
       Prepaid expenses                                                         262,080           131,261          (240,100)
       Accounts payable                                                       1,782,595         2,015,944        (1,079,715)
       Customer deposits                                                        500,323          (461,665)          754,520
       Accrued expenses                                                         293,159          (864,790)          (88,771)
       Sales-type lease receivable                                              818,916        (1,251,602)             --
       Other                                                                     90,186           278,147              --
---------------------------------------------------------------------------------------------------------------------------
NET CASH USED FOR OPERATING ACTIVITIES                                      (10,777,121)       (5,037,073)       (1,026,253)
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment                                    (3,033,031)       (1,542,694)         (882,813)
Business acquisitions, net of cash acquired                                  (1,814,474)             --          (3,004,568)
Proceeds from sale of property, plant and equipment                             131,069            87,926            19,470
Investment in equity securities                                                    --            (500,000)             --
Other                                                                          (741,410)           (7,114)             --
---------------------------------------------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                       (5,457,846)       (1,961,882)       (3,867,911)
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in line of credit borrowings                                      13,274,227         2,343,435           (62,048)
Proceeds from issuance of long term debt                                           --           3,223,817         3,827,077
Principal payments on long term debt                                         (1,123,867)       (1,550,407)         (114,458)
Proceeds from sales of common stock (including option and warrant
       exercises), net                                                          384,491         2,821,316         1,518,720
Payments on capital lease obligations                                          (692,962)         (265,886)         (108,265)
Payment of fees for long-term debt                                                 --             (29,795)         (142,630)
Proceeds from sales of preferred stock, net                                   4,946,000              --                --
Payment of preferred dividends                                                 (175,000)             --                --
Other financing activities                                                      (72,327)           (1,257)          282,019
---------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    16,540,562         6,541,223         5,200,415
---------------------------------------------------------------------------------------------------------------------------

NET INCREASE(DECREASE) IN CASH                                                  305,595          (457,732)          306,251
CASH, beginning of year                                                          79,832           537,564           231,313
---------------------------------------------------------------------------------------------------------------------------
CASH, end of year                                                          $    385,427      $     79,832      $    537,564
===========================================================================================================================

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Display Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT
             ACCOUNTING POLICIES

NATURE OF BUSINESS
The Company designs, manufactures, installs and services hi-tech electronic computer driven video displays, message centers, scoreboards, and business identity signs.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Display Technologies, Inc. and its wholly-owned subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

GOING CONCERN MATTERS
The Company's consolidated financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Currently, potential events of default exist on the Company's existing working capital line of credit facility and other long-term debt financing. These potential events of default include violations of certain financial and operating covenants and an over advanced position on the Company's line of credit. On September 26, 2000 the Company and the bank executed a forbearance agreement which waived covenant violations, but extended the payment terms of the line of credit and certain notes payable totaling $24,130,156 to October 31, 2000.

Management does not believe that the Company will be able to repay the over advanced amount under the line of credit agreement during the forbearance period. In addition, management does not believe that the Company will be able to comply with the financial covenants required by the security agreement during fiscal 2001. Accordingly, management is continuing to negotiate with its current lender to extend the forbearance period, provide replacement financing, or both. Management is also actively pursuing replacement financing from alternative lenders.

In addition, the Company's Board of Directors has engaged an investment banking firm to help evaluate strategic alternatives that may be available to the Company. These alternatives may include a sale of all or portions of the Company to, or a merger with, various third parties.

If the Company is unable to extend the term of the forbearance period, secure additional or replacement financing, or secure a sale of all or portions of the Company before the end of the forbearance period on October 31, 2000, the Company's current lender may declare an event of default under the existing loans and security agreement causing the balance due under the Company's line of credit agreement, and additional loans identified in Note 10, "Long-Term Debt", to become due and payable immediately.

While pursuing additional debt and equity funding, the Company must continue to operate on limited cash flow generated through operations and the continued support and forbearance of the bank will be required, although this is not assured. The Company plans to minimize its working capital requirements by implementing various operational changes designed to improve operating results in future periods. These changes include personnel reductions, elimination of non-essential expenditures, management and executive compensation freezes, a more detailed review of customer credit decisions at the corporate level and the suspension of acquisition activities. The Company will continue to evaluate its performance to identify additional areas of cost savings that may be available.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

INVENTORIES
Inventories are valued at the lower of first-in, first-out (FIFO) cost or market.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets by the straight-line method.

INTANGIBLE ASSETS
Intangible assets are amortized using the straight-line method over their estimated useful lives.

INVESTMENT IN AMERIVISION OUTDOOR, INC.
The Company holds 100% of the outstanding preferred stock of AmeriVision Outdoor, Inc. This investment is recorded at cost.

IMPAIRMENTS
Assets are evaluated for impairment when events occur or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. When any such impairment exists, the related assets are written down to fair value.

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

The Company recognizes revenue on short-term contracts under the completed contract method and, accordingly, revenue is recognized when the contract is complete.

Display Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LEASING ACTIVITIES
The Company leases certain of its signs to customers under long- term noncancellable leases which are accounted for as sales-type leases. The present value of the minimum rentals to be received under such leases is recorded currently as net sales revenue. The cost of the leased property is charged against income at the time the sale is recorded.

INCOME TAXES
Income tax expense or benefit includes both current and deferred state and federal income taxes. Deferred income taxes are provided for temporary differences in the recognition of income and expense for financial reporting and income tax purposes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets, liabilities and tax carry forwards that will result in taxable or deductible amounts in future periods based upon enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax liabilities are recognized when incurred; deferred tax assets, when necessary, are offset by a valuation allowance which is reduced when it is more likely than not that the asset will be realized.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, trade receivables, accounts payable and accrued expenses. The fair value of the Company's long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates used in the preparation of the Company's financial statements include the valuation of accounts receivable, inventory, contract costing, goodwill and liabilities.


NOTE 2.      ACQUISITIONS
Ad Art Electronic Sign Corporation
----------------------------------
On February 18, 1998, the Company acquired all of the outstanding common stock of Electronic Sign Corporation (dba Ad Art) ("Ad Art") in exchange for 810,000 shares of the Company's $.001 par value common stock valued at $3,337,200 and $3,000,000 in cash. Other costs of the acquisition, including legal and other fees, totaled $277,800. An additional 560,464 shares of the Company's $.001 par value common stock (the "contingent shares") were issued to certain former owners of Ad Art on September 3, 1999. These contingent shares were issued at a rate of approximately 49,000 shares for each $100,000 of after tax income contributed by Ad Art for fiscal 1999 in excess of $1.4 million up to the maximum of 567,000 shares to be issued for after tax income of $2.4 million or higher. The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of the net assets acquired amounted to $8,206,827, which has been accounted for as goodwill and is being amortized over its estimated life of 40 years. The operating results of Ad Art are included in the Company's consolidated results of operations from the date of acquisition.

The following unaudited pro-forma summary presents the consolidated results of operations as if the acquisition of Ad Art had occurred on July 1, 1997 and does not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future.

Year ended June 30                                    1998
--------------------------------------------------------------------------------
Net sales                                  $    52,546,000
Net income                                 $     1,170,000
Earnings per share
    Basic                                  $           .21
    Diluted                                $           .18
================================================================================

Lockwood Sign Group, Inc.
-------------------------
On July 1, 1999, the Company acquired all of the outstanding common stock of Lockwood Sign Group, Inc. ("Lockwood") in exchange for 415,000 shares of the Company's $.001 par value common stock valued at $1,909,000 and $1,900,000 in cash. An additional 150,869 shares of the Company's $.001 par value common stock (the "contingent shares") are issuable to the former owners of Lockwood based upon Lockwood's contribution to the Company's net income for fiscal 2000. These contingent shares are issuable on or before October 15, 2000. The contingent shares were issuable at a rate of approximately 27,204 shares for each $25,000 of net income in excess of $350,000 up to the

Display Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

maximum of 299,250 shares to be issued for net income of $625,000 or higher. The purchase price of Lockwood and stockholder's equity at June 30, 2000 have been adjusted to reflect the anticipated issuance of 150,869 shares of common stock under this agreement.

Additional common stock is contingently issuable (the "additional contingent shares") should the market price of the Company's common stock not exceed $4.38 per share (the "guaranteed price") for any consecutive 20 day period for the 12 months following the issuance of the contingent shares (the "contingent period"). The number of additional contingent shares issued will be calculated based upon the difference between the guaranteed price and the highest 20-day average trading price (the "target price") during the contingent period. Additional contingent shares will be issued to the extent necessary to provide the same value, using the target price as the value of the originally issued contingent shares valued at the guaranteed price.

The acquisition has been recorded using the purchase method of accounting. Accordingly, the purchase price has been allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of the net assets acquired amounted to $4,503,058, which has been accounted for as goodwill and is being amortized over its estimated life of 40 years. The acquisition was not deemed to be significant and, accordingly, pro forma results of operations are not presented.

NOTE 3.      INVENTORIES
Inventories consist of the following:

JUNE 30                                    2000               1999
--------------------------------------------------------------------------------
Raw materials                    $    6,241,494    $     3,849,215
Work in process                       2,601,213          2,089,337
Finished goods                          231,195            146,157
--------------------------------------------------------------------------------
                                 $    9,073,902    $     6,084,709
================================================================================

NOTE 4.      PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

                                   ESTIMATED
JUNE 30,                        USEFUL LIVES          2000          1999
--------------------------------------------------------------------------------

Land                                            $1,766,267    $1,518,635
Buildings and improvements       15-30 years     5,596,515     3,352,258
Machinery and equipment           5-10 years     3,351,720     2,613,966
Office equipment and furniture    5-10 years     4,447,017     2,186,310
Transportation equipment           3-5 years     1,692,889       885,534
Signs held for lease                11 years       255,527       255,527
--------------------------------------------------------------------------------
                                                17,109,935    10,812,230
Less accumulated depreciation                   (4,116,690)   (2,865,220)
--------------------------------------------------------------------------------
                                               $12,993,245    $7,947,010
================================================================================

Depreciation expense for the years ended June 30, 2000, 1999 and 1998 was $1,593,433, $786,089 and $507,088, respectively.


NOTE 5.      INTANGIBLE ASSETS
Intangible assets are summarized as follows:

JUNE 30,                     ESTIMATED LIVES          2000          1999
--------------------------------------------------------------------------------
Patents                              5 years     $ 233,806    $  227,528
Debt fees                       7 - 15 years       747,484       689,213
Goodwill                            40 years    15,658,845    11,155,787
--------------------------------------------------------------------------------
                                                16,640,135    12,072,528
Less accumulated amortization                   (1,253,043)     (789,433)
--------------------------------------------------------------------------------
                                               $15,387,092   $11,283,095
================================================================================

Amortization expense for the years ended June 30, 2000, 1999 and 1998 was $452,805, $282,807 and $159,853, respectively.

NOTE 6.      INVESTMENT IN, RECEIVABLE FROM AND
             ADVANCES TO AMERIVISION OUTDOOR,
             INC.
AmeriVision Outdoor, Inc. ("AmeriVision") is an electronic advertising media company. They own and operate a network of electronic billboards at various locations throughout the United States. At June 30, 2000, the network consisted of 8 electronic billboards.

AmeriVision is a start up enterprise that was founded in August, 1998. On June 28, 1999, the Company acquired 100% of the preferred stock of AmeriVision in exchange for $500,000 which is carried at cost. The preferred stock is convertible into an 80% common stock position upon the occurrence of certain events. Specifically, the preferred stock is convertible when AmeriVision reports net income of $150,000 per month for 3 consecutive months or if there is a material adverse change in the operations of AmeriVision. The Company also holds options to acquire the remaining 20% common stock ownership if and when the preferred stock is converted. The option price is calculated based upon a formula defined in the option agreement.

Display Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2000, the Company had a total investment in and advances to AmeriVision of $4,255,790 detailed as follows:

--------------------------------------------------------------------------------
Preferred stock investment in AmeriVision              $  500,000
Trade receivables from AmeriVision                      1,782,691
Advances to AmeriVision                                 1,973,099
--------------------------------------------------------------------------------
                                                       $4,255,790
================================================================================

In addition, the Company is contingently liable as guarantor of $3,184,757 in capital lease obligations of AmeriVision. Sales from the Company to AmeriVision during fiscal 2000 totaled $3,792,000.

The following is an unaudited summary balance sheet of AmeriVision as of June 30, 2000:

--------------------------------------------------------------------------------
Current assets                                       $    396,477
Equipment                                               6,715,987
Other assets                                              241,185
--------------------------------------------------------------------------------
Total Assets                                         $  7,353,649
================================================================================

Current liabilities due to Display Technologies       $ 1,782,691
Current liabilities - other                             1,270,693
Long-term liabilities due to Display Technologies       1,973,099
Long-term liabilities - other                           4,056,116
--------------------------------------------------------------------------------
Total Liabilities                                       9,082,599
--------------------------------------------------------------------------------

Common stock and paid in capital                          125,000
Preferred stock                                           500,000
Accumulated deficit                                    (2,353,950)
--------------------------------------------------------------------------------
Total Deficit                                          (1,728,950)
--------------------------------------------------------------------------------

Total Liabilities and Deficit                        $  7,353,649
================================================================================

The following is an unaudited summary statement of operations of AmeriVision for the year ended June 30, 2000:

--------------------------------------------------------------------------------
Revenues                                             $    598,165
Operating expenses                                     (1,977,796)
--------------------------------------------------------------------------------
Loss from operations                                   (1,379,631)
Other expenses - net                                     (258,657)
--------------------------------------------------------------------------------
Net loss                                             $ (1,638,288)
================================================================================

NOTE 7. NET INVESTMENT IN SALES-TYPE LEASES
The Company is the lessor of a variety of signs and advertising display units under agreements expiring through 2005. The Company accounts for these leases as sales-type leases. The net investment in sales-type leases consists of the following:

JUNE 30,                                         2000         1999
--------------------------------------------------------------------------------
Minimum lease payments to be received      $  689,142   $1,656,968
Less unearned income                          131,823      305,722
--------------------------------------------------------------------------------
Net investment in sales-type leases        $  557,319   $1,351,246
================================================================================

The following is a schedule of minimum lease payments to be received as of June 30, 2000:

--------------------------------------------------------------------------------
2001                                                   $  203,280
2002                                                      153,104
2003                                                      145,502
2004                                                      109,632
2005                                                       77,624
--------------------------------------------------------------------------------
                                                       $  689,142
================================================================================

NOTE 8.      COSTS AND ESTIMATED EARNINGS IN
             EXCESS OF BILLINGS ON UNCOMPLETED
             CONTRACTS IN PROGRESS
Costs and estimated earnings on uncompleted contracts consists of the following:

JUNE 30,                                         2000         1999
--------------------------------------------------------------------------------
Costs incurred on uncompleted contracts    $7,112,420   $5,851,502
Estimated earnings                          4,957,706    3,441,933
--------------------------------------------------------------------------------
                                           12,070,126    9,293,435
Billings to date                           (7,098,810)  (5,042,727)
--------------------------------------------------------------------------------
                                           $4,971,316   $4,250,708
================================================================================

Such amounts are included in the accompanying balance sheets under the following captions:

JUNE 30,                                         2000         1999
--------------------------------------------------------------------------------
Costs and estimated earnings
    in excess of billings on uncompleted
    contracts in progress                  $5,119,693   $4,442,012
Billings in excess of costs and
    estimated earnings on uncompleted
    contracts in progress                    (148,377)    (191,304)
--------------------------------------------------------------------------------

                                           $4,971,316   $4,250,708
================================================================================

Display Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.      ACCRUED EXPENSES
Accrued expenses consist of the following:

JUNE 30,                                 2000         1999
--------------------------------------------------------------------------------
Payroll and benefits                 $2,149,352  $1,759,310
Product claim                           500,000           -
Warranty                                389,747     371,646
Taxes                                   346,225     174,867
Professional fees                       173,582     121,709
Other                                   390,468     335,365
--------------------------------------------------------------------------------
                                     $3,949,374  $2,762,897
================================================================================

NOTE 10.     LINE OF CREDIT
The Company has a $23 million revolving line of credit with a national bank. Borrowings against this line of credit are limited to the lesser of $23 million or the sum of 80% of eligible receivables and 50% of eligibles inventories as defined in the line of credit agreement (the "collateral base"). The line of credit bears interest, at the Company's option, at either (A) three quarters of a percent over the bank's prime rate or (B) 325 basis points over LIBOR and matures June 30, 2002. At June 30, 2000, the interest rate was 9.625%. The line of credit is secured by a security agreement which covers substantially all assets of the Company with the exception of specific real estate and equipment and is cross- collateralized with the two letters of credit from the same lender and the $4,670,000 in notes payable secured by the letters of credit. As of June 30, 2000, $18,826,857 was borrowed against this line of credit.

This line of credit contains certain financial and operating covenants. The Company was in violation of certain of these covenants as of June 30, 2000. Furthermore, subsequent to June 30, 2000, borrowings under the line of credit exceeded the permitted borrowing base creating an over advanced position on the line and, as of October 6, 2000, the over advanced amount was $1,220,000. The violations of the financial and operating covenants, as well as the over advanced position subsequent to year end, created potential events of default under the security agreement that secures the line of credit. If the bank were to declare an event of default because of these violations of the loan and security agreement, the full balance of the line of credit would be due and payable immediately.

On September 26, 2000, the Company entered into an agreement (the "forbearance agreement") with the bank whereby the bank has agreed to forbear from declaring an event of default through October 31, 2000. Under the terms of the forbearance agreement, the Company's option of selecting a LIBOR rate for the loan is withdrawn and the line of credit bears interest at a rate two percentage points higher than defined in the loan agreement. Because the forbearance period ends on October 31, 2000, the balance outstanding on the line of credit has been classified on the balance sheet as a current liability. For additional information, see Note 1.

Display Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.     LONG-TERM DEBT
Long term debt  is summarized as follows:

JUNE 30,                                                                                                       2000            1999
------------------------------------------------------------------------------------------------------------------------------------
Notes payable secured by a letter of credit with a national bank, variable interest rate plus 1% letter of credit fee (effective rate at June 30, 2000 was 6.73%), secured by substantially all the assets of the
Company, and cross collateralized with and covered by the same covenants as the line of credit with the same national bank, interest due monthly with annual principal payments due in varying amounts
each May through 2014.(1)                                                                                $ 2,395,000   $  2,500,000

Notes payable secured by a letter of credit with a national bank, variable interest rate plus 1% letter of credit fee (effective rate at June 30, 2000 was 6.83%), secured by substantially all assets of the
Company, subsidiary guarantees, and cross-collateralized with and covered by the same covenants as the line of credit with the same national bank, interest due monthly with annual principal payments
due in varying amounts each August through 2012.(1)                                                        2,275,000      2,390,000

Term note payable to a national bank, variable interest rate at prime plus 1 3/4% (effective rate at
June 30, 2000 was 11.25%), secured by substantially all the assets of the Company, subsidiary guarantees and cross collateralized with and covered by the same covenants as the line of credit with
the same national bank, monthly principal payments of $27,778, plus interest , matures June 2002.(1)         633,299        972,222

8.75% convertible subordinated debentures, convertible into the Company's $.001 par value common stock at $4.31 per share, secured by substantially all assets of the Company and subsidiary guarantees, but subordinated to bank debt, interest due monthly, monthly principal payments begin
March 2, 2001 at the rate of 1% of the outstanding principal balance, final balloon payment due March
2, 2005.(2)                                                                                                3,500,000      3,500,000

8% unsecured convertible note payable, convertible into the Company's $.001 par value common stock at $4.11 per share, interest due semi-annually with the final annual principal payment of
$250,000 due September  2000.                                                                                250,000        500,000

7.5% term note payable, secured by specific assets of Lockwood, with monthly payments of principal
and interest of $11,504, matures June 2006.                                                                  667,677              -

8.75% term note payable, secured by real property in Charlotte, NC, principal, interest, and excrow
payments of $9,139 due monthly, matures August 2012.                                                         663,142              -

8% unsecured convertible note payable to a former owner of Lockwood, convertible into the
Company's $.001 par value common stock at $4.31 per share, interest due semi-annually with annual principal payments of $71,432 due each July 30, matures July 30, 2006.  The holder of this note
resigned as a director and an executive officer of the Company effective August 25, 2000.                    516,667              -

8% unsecured convertible note payable to a former owner of Lockwood, convertible into the
Company's $.001 par value common stock at $4.31 per share, interest due semi-annually with annual
principal payments of $14, 290 due each July 30, matures July 30, 2006                                       103,333              -

Other                                                                                                        283,077         28,222
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            11,287,195    9,890,444
Less current portion                                                                                        (9,358,567)    (781,926)
------------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                             $ 1,928,628  $ 9,108,519
===================================================================================================================================

(1) This note is covered by the same security agreement, subject to the same financial and operating covenants, and cross-collateralized and cross-defaulted with the line of credit described in Note 10, "Line of Credit". As described in Note 10, potential events of default exist under the loan and security agreements and the Company has entered into an agreement with the lender whereby the lender forbears from declaring an event of default through October 31, 2000. Accordingly, the balance due under this note is classified as a currently liability on the balance sheet. See Note 1 for additional information.
(2) This convertible note contains certain financial and operating covenants similar to those on the line of credit and other notes discussed above. The Company was in violation of certain of these covenants as of June 30, 2000 and those covenant violations have not been waived by the lender. So long of these covenant violations exist, the lender may demand payment at any time, which, to date, they have not done. Because payment of this note is due on demand so long as the covenant violations exist, the balance due under this note is classified as a current liability on the balance sheet. See Note 1 for additional information.

Aggregate maturities of long-term debt over future years are as follows: 2001 - $9,358,567; 2002 - $293,799; 2003 - $289,577; 2004 - $310,500; 2005 - $253,192
and thereafter - $781,560

Display Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. FOURTH QUARTER ADJUSTMENTS During the fourth quarter of 2000, the Company recorded the following pre-tax adjustments:

--------------------------------------------------------------------------------
Charges for bad debts                                 $     763,000
Reduction in carrying value of Inventory              $   1,763,000
Beneficial conversion feature of preferred stock      $     150,000
--------------------------------------------------------------------------------

A portion of the above fourth quarter adjustments affected previously disclosed quarterly results as follows:

                              QUARTER    QUARTER    QUARTER
                                ENDED      ENDED      ENDED
                             09/30/99   12/31/99   03/31/00
--------------------------------------------------------------------------------

Quarterly Adjustment, net
    of tax                  $ 571,683  $ 236,004  $  32,504
--------------------------------------------------------------------------------

Net Income attributed
to common shareholders:
    As reported             $ 842,908  $ 938,346  $ 143,198
    As restated               271,225    702,342    109,694

Basic earnings per share:
    As reported                $ 0.12     $ 0.12     $ 0.02
    As restated                  0.04       0.09       0.01

Diluted earnings per share:
    As reported                $ 0.10     $ 0.10     $ 0.02
    As restated                  0.04       0.07       0.01

--------------------------------------------------------------------------------

The balance of these adjustments are reflected in the results for the quarter ended June 30, 2000.

NOTE 13.     COMMITMENTS
LEASES
The Company conducts its operations partially from leased facilities. These leases are classified as operating leases and expire on various dates through 2005.

The Company also leases equipment under capital leases which expire on various dates through 2004. The total capitalized cost for this equipment is $2,885,366 with accumulated depreciation of $607,909 as of June 30, 2000.

As of June 30, 2000, future net minimum lease payments under capital leases and future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                               CAPITAL       OPERATING
YEAR ENDING JUNE 30            LEASES        LEASES
--------------------------------------------------------------------------------
2001                         $ 1,143,102     $   1,681,070
2002                           1,046,769         1,237,016
2003                             429,754           785,642
2004                             237,105           660,648
2005                              64,011           266,004
Thereafter                        48,156           786,422
--------------------------------------------------------------------------------
                             $ 2,968,897     $   5,416,802
                                             =============

Less amount representing
    interest                    (483,325)
--------------------------------------------

Present value of minimum
    lease payments           $ 2,485,572
============================================

Rental expense under operating leases for the years ended June 30, 2000, 1999 and 1998 was approximately $1,797,468, $1,348,000 and $736,000, respectively.

EMPLOYMENT AGREEMENTS
The Company has entered into employment agreements expiring at various dates through 2001. As of June 30, 2000, the Company's total noncancellable obligation under all employment contracts is approximately $220,000.

GUARANTEE
At June 30, 2000 the Company is contingently liable as guarantor of $3,184,757 in capital lease obligations of AmeriVision Outdoor, Inc. The Company has a preferred stock investment in AmeriVision as discussed in Note 6.

NOTE 14.     INCOME TAXES
The components of deferred tax assets and liabilities consist of the following:

JUNE 30,                               2000           1999
--------------------------------------------------------------------------------
DEFERRED TAX ASSETS
Accruals and reserves                $  349,000  $  357,000
Accounts receivable                     298,000      32,000
Net operating loss and
    other tax carry forwards          1,901,000     727,000
Customer deposits                       121,000      37,000
Intangible assets                         8,000       6,000
--------------------------------------------------------------------------------
Total deferred tax assets             2,677,000   1,159,000

DEFERRED TAX LIABILITIES
Sales-type lease receivables            (73,000)   (111,000)
Inventory                            (1,814,000)   (524,000)
Plant and equipment                    (678,000)   (561,000)
--------------------------------------------------------------------------------
Net deferred tax asset (liability)  $   112,000  $  (37,000)
================================================================================

Display Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the income tax expense (benefit) are as follows:

JUNE 30,                       2000        1999        1998
--------------------------------------------------------------------------------
CURRENT
Federal                  $        -  $  610,000  $  632,000
State                        83,000      95,000     120,000
--------------------------------------------------------------------------------
                             83,000     705,000     752,000
--------------------------------------------------------------------------------
DEFERRED
Federal                     165,000     669,000    (117,000)
State                       (46,000)     64,000     (20,000)
--------------------------------------------------------------------------------
                            119,000     733,000    (137,000)
--------------------------------------------------------------------------------
                         $  202,000  $1,438,000  $  615,000
================================================================================

At June 30, 2000, the Company had unused federal tax net operating losses (NOLs) to carry forward against future years' taxable income of approximately $5,179,000 expiring in various amounts from 2006 to 2019. As a result of the consummation of the Company's public offering and certain acquisitions, the use of these NOLs will be limited each year under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended and the provisions of Treasury Regulation 1.1502-21 regarding Separate Return Limitation years.

The following summary reconciles the difference between the federal statutory rate and the reported effective rate:

                                         2000   1999   1998
--------------------------------------------------------------------------------
Federal taxes on income at statutory rates  34%    34%    34%
Goodwill                                    57%     2%     2%
State taxes                                 16%     3%     2%
Reduction of deferred tax asset
    valuation allowance                       -      -   (14%)
Other, net                                 (18%)     -     4%
--------------------------------------------------------------------------------

Taxes on income at effective rates          89%    39%    28%
================================================================================

During fiscal 2000 and 1999, the Company recognized tax benefits of $392,000 and $743,000, respectively, related to the exercise of employee stock options and warrants. The effect of these benefits was to increase additional paid in capital.

NOTE 15.     CAPITAL STOCK
Preferred Stock
---------------
On August 1, 1999, 50,000 shares of Series A Convertible Preferred Stock were issued for $5 million. The issuance costs of $54,000 reduced additional paid in capital. The Series A Preferred Stock pays dividends of 5.25% per year on the last day of March, June, September, and December in each year and is required to be redeemed by the Company on July 30, 2004. The preferred stock is entitled to a preference over common stock at liquidation at the liquidation price of $100 per share plus any accrued but unpaid dividends and is convertible into shares of common stock at the conversion price of $3.50 per share, subject to certain anti- dilution and other adjustments. The preferred stock also contains certain redemption rights in the event of a defined default. Dividends of $240,625 on the preferred stock were declared during fiscal 2000.

In connection with issuance of these preferred shares, the Company issued options (valued at $150,000 using the Black- Scholes option pricing model) to purchase up to 157,500 shares of the Company's common stock at a price of $3.33 per share. As of June 30, 2000, all 157,500 options were exercisable.

Fiscal 2000 included a non-recurring deemed dividend and offsetting increase in additional paid in capital of $150,000 to reflect the beneficial conversion feature of preferred stock issued in the first quarter of 2000 when compared to prevailing market rates.

Options Plans and Warrants
--------------------------
On November 16, 1999, the shareholders adopted the 1999 Stock Incentive Plan ("the 1999 plan"). The 1999 plan provides for the issuance of up to 1,575,000 shares of the Company's common stock to employees and consultants of the Company. Options granted under the plan are not permitted to have a term in excess of ten years and have a three year vesting period.

On June 29, 1994, the Board of Directors adopted the amended and restated 1994 Employee and Consultant Stock Compensation Plan ("the 1994 plan"). The 1994 plan provides for the issuance of up to 2,674,114 shares of the Company's common stock to employees and consultants of the Company. Options granted under the plan are not permitted to have a term in excess of ten years.

On November 4, 1992, the Board of Directors adopted the 1992 Stock Option and Appreciation Rights Plan ("the 1992 plan"). The 1992 plan provides for the issuance of up to 698,917 shares of the Company's common stock to employees, officers, directors and consultants of the Company. Options granted to employees or directors under this plan must have an exercise price equal to or greater than 85% of the fair value of the stock on the date of grant and cannot have a term in excess of 10 years.

On April 25, 1988, the Company adopted the 1988 Incentive Stock Option Plan ("the 1988 plan"). The 1988 plan provides for the issuance of up to 202,584 shares of the Company's common stock to employees of the Company. Options granted under this plan must have an exercise price equal to or greater than the fair value

Display Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the stock on the date of grant and are not exercisable until 18 months from the date of grant.

On August 27, 1999, the Company entered into an agreement with an investor relations firm, and separate from each of the above established plans, issued an option to purchase up to 78,750 shares of the Company's common stock at a price of $3.81 per share. These options were valued at $68,250 using the Black-Scholes option pricing model. The value of these options is being amortized over the 5 year term of the investor relations agreement. As of June 30, 2000, all of these options were exercisable.

On July 1, 1998, the Company entered into an agreement with an investor relations firm, and separate from each of the above established plans, issued an option to purchase up to 82,688 shares of the Company's common stock at a price of $2.95 per share, 33,075 shares at a price of $3.40 per share, and 33,075 shares at a price of $4.09 per share. As of June 30, 2000, all 148,838 options were exercisable.

On March 2, 1998, in connection with the issuance of the 8.75% convertible note payable, the Company issued a stock purchase warrant to the lender separate from each of the above established plans. The stock purchase warrant entitles the holder to purchase up to 220,500 shares of the Company's common stock at a price of $3.91 per share. As of June 30, 2000, all 220,500 warrants were exercisable.

Also on March 2, 1998, in connection with consulting services received for the acquisition of Ad Art, the Company issued a stock purchase warrant to a consulting firm separate from each of the above established plans. The stock purchase warrant entitles the holder to purchase up to 82,688 shares of the Company's common stock at a price of $3.91 per share. As of June 30, 2000, all 82,688 warrants were exercisable.

On March 18, 1997, the Company entered into an agreement with an investor relations firm and, separate from each of the above established plans, issued an option to purchase up to 57,881 shares of the Company's common stock at an exercise price of $1.33 per share. On August 29, 1997, the Company extended the agreement with this investor relations firm and issued an additional option to purchase up to an additional 57,881 shares of the Company's common stock at an exercise price of $2.38 per share. As of June 30, 2000, all 115,762 of the options issued to this investor relations firm were exercisable.

On November 22, 1996 the Company entered into an agreement with an investment banking firm and, separate from each of the above established plans, issued warrants to purchase up to 220,500 shares of the Company's common stock at an exercise price of $1.66 per share. These warrants were exercised during fiscal 1998 for total proceeds to the Company of $365,400.

All stock options and warrants issued during 2000, 1999 and 1998 pursuant to the above plans and agreements were issued with an exercise price that approximated the fair market value of the stock on the date of grant. A summary of the status of the Company's stock options and warrants for the plans and agreements discussed above as of June 30, 2000, 1999 and 1998 and changes during the years ended on those dates (as restated for stock dividends) is presented below:

                                                   WEIGHTED
                                                   AVERAGE
                                                   EXERCISE
                                  SHARES             PRICE
--------------------------------------------------------------------------------
Outstanding - June 30, 1997    1,804,275          $   0.83
Granted                          635,040              3.54
Exercised                       (359,486)             1.34
Forfeited                        (14,344)             0.97
--------------------------------------------------------------------------------
Outstanding - June 30, 1998    2,065,485              1.57
Granted                          837,638              3.58
Exercised                       (503,364)             0.66
Forfeited                        (29,895)             1.62
--------------------------------------------------------------------------------
Outstanding - June 30, 1999    2,369,864              2.47
Granted                          809,026              3.85
Exercised                       (546,513)             0.59
Forfeited                        (40,669)             2.65
--------------------------------------------------------------------------------
Outstanding - June 30, 2000    2,591,708          $   3.30
================================================================================

The following table summarizes stock options and warrants issued under the plans and agreements discussed above outstanding at June 30, 2000:

                                WEIGHTED          WEIGHTED
       RANGE OF                  AVERAGE           AVERAGE
       EXERCISE                 EXERCISE         REMAINING
        PRICE  OUTSTANDING         PRICE     CONTRACTUAL LIFE
--------------------------------------------------------------------------------
$      0.52-0.62   193,096      $   0.58           0.2 years
       0.87-1.33   160,678          1.24           1.3 years
       2.07-2.95   205,397          2.71           3.1 years
       3.23-4.82 1,917,037          3.66           6.0 years
            5.71   115,500          5.71           2.6 years
--------------------------------------------------------------------------------
$      0.52-5.71 2,591,708      $   3.30           4.9 years
================================================================================

Display Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 1998, 2,024,967 options and warrants were exercisable under the plans and agreements discussed above at a weighted average exercise price of $1.54. As of June 30, 1999, 1,455,048 options and warrants were exercisable under the plans and agreements discussed above at a weighted average exercise price of $1.74. As of June 30, 2000, 1,449,571 options and warrants were exercisable under the plans and agreements discussed above at a weighted average exercise price of $3.08 as follows:

                                WEIGHTED          WEIGHTED
       RANGE OF                  AVERAGE           AVERAGE
       EXERCISE                 EXERCISE         REMAINING
        PRICE  EXERCISABLE         PRICE     CONTRACTUAL LIFE
--------------------------------------------------------------------------------
 $     0.52-0.62   193,096      $   0.58         1.2 years
       0.87-1.33   160,678          1.24         2.0 years
       2.07-2.95   205,397          2.71         4.1 years
       3.33-4.82   774,900          3.78         4.2 years
            5.71   115,500          5.71         3.6 years
--------------------------------------------------------------------------------
 $     0.52-5.71 1,449,571          3.08         3.5 years
================================================================================

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock based compensation to employees. Accordingly, no compensation expense has been recognized for stock based compensation issued to employees. Had compensation cost for the Company's stock based compensation issued to employees been determined based upon the fair value at the grant date consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's proforma net income (loss) for 2000, 1999 and 1998 would have been $(233,987), $1,761,228 and
$1,406,357, respectively. Proforma basic earnings (loss) per share would have been $(.08) for 2000, $.30 for 1999, and $.31 for 1998 and diluted earnings
(loss) per share would have been $(.08), $.25, and $.26 for 2000, 1999 and 1998, respectively.

The weighted average fair value of options granted during 2000, 1999, and 1998 was estimated at $1.39, $1.17, and $0.86 per share, respectively, based upon the Black-Scholes option-price model with the following weighted average assumptions: 5% dividend yield, expected volatility of 40%, risk-free interest rate of 6% and expected life of 7 years, 6.9 years, 2.9 years for 2000, 1999, and 1998, respectively.

On January 13, 1994 in conjunction with a public offering of the Company's common stock, the Company issued 651,000 common stock purchase warrants with an exercise price of $4.11 per share. During fiscal 1999, 564,239 of these warrants were exercised, resulting in proceeds to the Company of $2,315,281, net of $6,157 in redemption costs on the unexercised warrants.

In conjunction with the same public offering, the Company issued an option to purchase 37,681 "units", each unit consisting of two shares of common stock and two nonredeemable common stock purchase warrants, for a price of $6.53 per unit. Each common stock purchase warrant obtainable under this option entitles the holder to purchase one share of common stock at a price of $4.71. During fiscal 1999, these units were exercised resulting in proceeds to the Company of $245,826. The purchase warrants included in the units expire on September 30, 2000 As of June 30, 2000, 75,363 warrants were exercisable.

Reserved Shares
---------------
The Company has reserved shares of common stock for convertible securities as follows as of June 30, 2000:

--------------------------------------------------------------------------------
Preferred stock                              1,501,420 shares
Convertible debt                               931,387 shares
Options and warrants                         3,514,990 shares
--------------------------------------------------------------------------------
                                             5,947,797 shares
================================================================================

NOTE 16.     EMPLOYEE BENEFIT PLAN
The Display Technologies, Inc. 401(k) profit sharing plan covers all employees with more than six months of service and allows employees to defer up to 15% of their income and contribute to the plan. The Company contributes to the plan at a discrectionary matching rate of 50% of the first six percent contributed by the employee. Company contributions to the plan are in the form of the Company's common stock. The Company issued to the 401(k) plan in fiscal years 2000, 1999 and 1998, 92,717, 58,015 and 35,845 shares of the Company's common stock at an average price of $3.70, $4.68, and $2.84 per share, respectively.

Display Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.     EARNINGS (LOSS) PER SHARE
Basic and diluted earnings (loss) per share for 2000, 1999 and 1998 (as restated for stock dividends) is calculated as follows:

                                      2000         1999         1998
--------------------------------------------------------------------------------
Net Income (loss) attributed
    to common shareholders       $(365,250)  $2,244,653   $1,587,941
Convertible debt interest, net           -      225,932      119,177
--------------------------------------------------------------------------------
Net income for purposes of
    calculating diluted
    earnings per share           $(365,250)  $2,470,585   $1,707,118
================================================================================

Basic weighted average shares    7,758,240    5,914,265    4,371,368
Convertible securities                   -      934,581      453,323
Dilutive options and warrants            -      932,273    1,117,180
Other                                    -      151,687            -
--------------------------------------------------------------------------------
Diluted weighted average shares  7,758,240    7,932,806    5,941,871
================================================================================

Basic earnings per share        $     (.05)  $      .38   $     0.36
================================================================================

Diluted earnings per share      $     (.05)  $      .31   $     0.29
================================================================================

The effects of options, warrants and other common stock equivalents were anti-dilutive in 2000 and, as such, were excluded from the diluted calculation.

NOTE 18.     INDUSTRY SEGMENTS
The Company's operations are classified into two business segments: image enhancement displays ("displays") and other.

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

The following table shows sales, operating income and other financial information by segment as of and for the years ended June 30, 2000, 1999 and 1998:

                                      2000         1999         1998
--------------------------------------------------------------------------------
SALES TO EXTERNAL CUSTOMERS
    Displays                   $90,079,870  $64,541,680  $30,686,361
    Other                        1,733,387    1,594,034    1,791,657
--------------------------------------------------------------------------------
                               $91,813,257  $66,135,714  $32,478,018
================================================================================

OPERATING INCOME
    Display                     $3,608,017   $6,118,084   $3,201,907
    Other                          281,479      306,783      490,792
    Corporate expenses          (2,007,614)  (1,625,759)  (1,182,654)
--------------------------------------------------------------------------------
                                $1,881,882   $4,799,108   $2,510,045
================================================================================

DEPRECIATION AND AMORTIZATION
    Displays                    $1,918,218   $  965,359   $  590,443
    Other                           38,040       44,388       43,187
    Corporate                       89,980       59,149       33,311
--------------------------------------------------------------------------------
                                $2,046,238   $1,068,896   $  666,941
================================================================================

INTEREST INCOME
    Displays                    $  329,488   $   72,156   $   94,812
    Other                                -            -            -
    Corporate                            -            -            -
--------------------------------------------------------------------------------
                                $  329,488   $   72,156   $   94,812
================================================================================

INTEREST EXPENSE
    Displays                    $  926,974   $  620,318   $  189,908
    Other                                -           35          632
    Corporate                    1,243,907      615,130      295,920
--------------------------------------------------------------------------------
                                $2,170,881   $1,235,483   $  486,460
================================================================================

IDENTIFIABLE ASSETS
    Displays                   $68,438,993  $41,850,698  $28,418,273
    Other                        1,329,462    1,007,339    1,053,464
    Corporate                    5,421,347    2,497,607    1,322,871
--------------------------------------------------------------------------------
                               $75,189,802  $45,355,644  $30,794,608
================================================================================

CAPITAL EXPENDITURES
    Displays                    $2,939,243   $2,631,509   $  836,230
    Other                           74,784       25,118       39,509
    Corporate                       19,004       46,465        7,074
--------------------------------------------------------------------------------
                                $3,033,031   $2,703,092   $  882,813
================================================================================

Display Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19.     SUPPLEMENTAL CASH FLOW
             INFORMATION
The Company paid $2,658,961, $1,232,301, and $511,753 for interest and $238,800,
$1,552,389 and $4,440 for income taxes for the years ended June 30, 2000, 1999 and 1998, respectively.

The following summarizes noncash investing and financing transactions:

                                 2000       1999       1998
--------------------------------------------------------------------------------
Equity issued for acquisition
    of Ad Art                  $           -  $   2,206,827  $   3,372,450
Equity issued for acquisition
      of Lockwood              $   2,569,806  $           -  $           -
Debt refinancing               $           -  $           -  $   2,005,318
Issuance of five percent stock
  dividend                     $   1,791,637  $   1,320,045  $     577,524
Non-cash purchase of fixed
assets                         $   1,630,388  $   1,160,398  $           -
Fees on long-term debt paid
from debt proceeds             $           -  $     276,183  $     167,605
Common stock contributed to
   401(k) plan                 $     342,795  $     271,353  $     101,848
Issuance of stock warrants for
   fees on long-term debt      $           -  $           -  $      73,000
Stock issued for employee
bonuses                        $      64,795  $      61,274  $      33,400
Issuance of stock options for
   prepaid investment services $      68,250  $      76,950  $      16,000
================================================================================

NOTE 20. STOCK DIVIDEND
On November 18, 1999, the Company authorized a five percent stock dividend to be issued on December 20, 1999 to holders of record on December 3, 1999. The dividend resulted in the issuance of an additional 370,173 shares of the Company's $.001 par value common stock, plus cash payments of $1,330 in lieu of issuing fractional shares.

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

Earnings per share for all periods presented have been retroactively restated to reflect the effects of these stock dividends.

NOTE 21. SUBSEQUENT EVENTS
Effective July 1, 2000 the Company acquired Hamilton Digital Designs Ltd., a commercial sign manufacturer with facilities located in Province of Ontario, Canada. The purchase price for Hamilton has not been finally determined pending audited financial results of Hamilton for the fiscal year ended June 30, 2000, but is estimated to be approximately $CDN 2,000,000 ($USD 1,350,000) of which $CDN 1,050,000 ($USD 700,000) has already been paid. The acquisition will be recorded using the purchase method of accounting. Accordingly, the purchase price will be allocated to the net assets acquired based upon their estimated fair market values. The acquisition was not deemed to be significant and, accordingly, pro forma results of operations are not presented.

In September 2000, the Company contracted with an investment banking firm to assist the Company in evaluating strategic alternatives including, but not limited to, the sale of the Company or a portion of its assets.

NOTE 22.     RECENT ACCOUNTING
PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. FAS 133, as amended by FAS137, is effective for periods beginning after June 15, 2000. Historically, the Company has not entered into derivative contracts. Accordingly, FAS 133 is not expected to affect the Company's financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101") which broadly addresses how companies report revenues in their financial statements. We are in the process of evaluating the accounting requirements of SAB 101 and subsequently issued guidance and do not expect that this standard will have a material effect, if any, on our financial statements.