Form 10-Q/A
period 1999-09-30
DISPLAY TECHNOLOGIES INC
filed 2000-11-20
CIK 718660

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               ------------------


                                   FORM 10-Q/A


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934


For the Quarterly Period                          Commission file number 0-14427
Ended September 30, 1999

                               ------------------



                           DISPLAY TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         NEVADA                                               38-2286268
(State or other jurisdiction                               (I.R.S. Employer
   of incorporation or                                   Identification Number)
   other organization)



           5029 EDGEWATER DRIVE, ORLANDO, FLORIDA 32810 (407) 521-7477
          (Address, including zip code, and telephone number, including area code, of registrant's office)


                               ------------------


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

                                                                     September 30,
                                                                         1999
                                                                      (unaudited)       June 30, 1999
                                                                     -------------      -------------
                                     ASSETS
Current Assets:
     Cash                                                            $     411,765      $      79,832
     Accounts receivable:
          Trade, less allowance for doubtful accounts of
             $339,025 and $309,543                                      13,290,782         10,977,251
          Other                                                          2,642,440          1,747,635
     Inventories                                                         6,747,908          6,084,709
     Costs and estimated earnings in excess of billings on
        uncompleted contracts                                            8,811,824          4,442,012
     Prepaid expenses                                                      609,882            859,371
     Deferred tax assets                                                   216,000            133,000
                                                                     -------------      -------------
          Total current assets                                          32,730,601         24,323,810
                                                                     -------------      -------------
Property, plant and equipment, less accumulated depreciation            11,048,647          7,947,010
                                                                     -------------      -------------
Other assets:
     Intangibles, less accumulated amortization                         15,046,018         11,283,095
     Equity investments                                                    500,000               --
     Other                                                               1,220,254          1,801,729
                                                                     -------------      -------------
          Total other assets                                            16,766,272         13,084,824
                                                                     -------------      -------------
                                                                     $  60,545,520      $  45,355,644
                                                                     =============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                $   6,955,490      $   4,833,042
     Customer deposits                                                   1,471,867            785,391
     Accrued expenses                                                    3,709,976          2,762,897
     Billings in excess of costs and estimated earnings on
        uncompleted contracts                                              193,756            191,304
     Current portion of long-term debt                                     888,558            781,926
     Current portion of obligations under capital leases                   688,023            336,096
                                                                     -------------      -------------
          Total current liabilities                                     13,907,670          9,690,656
                                                                     -------------      -------------
Non-current liabilities:
     Line of credit                                                      6,413,211          5,302,630
     Long-term debt, less current maturities                            10,912,157          9,108,519
     Obligations under capital leases, less current portion              1,477,025            962,483
     Deferred tax liabilities                                              389,000            170,000
     Other                                                                    --              169,876
                                                                     -------------      -------------
          Total non-current liabilities                                 19,191,393         15,713,508
                                                                     -------------      -------------
Stockholders' equity:
     Common stock                                                            7,406              6,303
     Additional paid-in capital                                         21,223,197         18,999,292
     Preferred stock                                                     5,000,000               --
     Retained earnings                                                   1,215,854            945,885
                                                                     -------------      -------------
          Total stockholders' equity                                    27,446,457         19,951,480
                                                                     -------------      -------------
                                                                     $  60,545,520      $  45,355,644
                                                                     =============      =============

See accompanying notes to condensed consolidated financial statements.

                   DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Three months ended
                                                                     September 30,
                                                            -------------------------------
                                                                1999               1998
                                                            ------------       ------------
Sales                                                       $ 23,096,557       $ 17,034,013
Costs of sales                                                16,212,463         11,034,780
                                                            ------------       ------------

Gross profit                                                   6,884,094          5,999,233
                                                            ------------       ------------
Operating expenses:
     Selling                                                   2,940,511          2,461,240
     General and administrative                                2,823,096          1,752,058
                                                            ------------       ------------

Total operating expenses                                       5,763,607          4,213,298
                                                            ------------       ------------
Income from operations                                         1,120,487          1,785,935
                                                            ------------       ------------
Other income (expense):
     Interest income                                              43,426             18,757
     Interest expense                                           (432,899)          (305,282)
     Gain on disposals of property and equipment                   6,845              4,784
     Other                                                        30,116                921
                                                            ------------       ------------

                                                                (352,512)          (280,820)
                                                            ------------       ------------

Income before provision for income taxes                         767,975          1,505,115
Provision for income taxes                                       303,000            587,000
                                                            ------------       ------------

Net income                                                       464,975            918,115
Preferred dividends and beneficial conversion features          (193,750)              --
                                                            ------------       ------------
Net income available to common shareholders                 $    271,225       $    918,115
                                                            ============       ============
Earnings per common share:
     Basic                                                  $       0.04       $       0.18
                                                            ============       ============
     Diluted                                                $       0.04       $       0.14
                                                            ============       ============
Weighted average shares outstanding:
     Basic                                                     6,803,893          5,170,794
                                                            ============       ============
     Diluted                                                   6,803,893          7,171,423
                                                            ============       ============




See accompanying notes to condensed consolidated financial statements.

                   DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Three Months Ended September 30,
                                                                  ---------------------------
                                                                     1999             1998
                                                                  ----------       ----------
Cash flows from operating activities:
     Net income                                                   $  464,975       $  918,115
     Adjustments to reconcile net income to net cash
        used for operating activities:
           Depreciation and amortization                             394,970          247,551
           Gain on disposal of property and equipment                 (6,845)          (4,784)
           Contribution of common stock to 401(k) plan                86,449           29,255
           Change in deferred income taxes                            12,000           69,000
           Other                                                       8,372          (20,857)
           Changes in assets and liabilities, net of effects
              of acquisitions:
                Accounts receivable, trade                        (1,096,279)      (2,200,119)
                Other receivables                                   (834,936)          (2,998)
                Inventories, including adjustments to costs,
                   billings and estimated earnings                (3,661,058)      (2,624,103)
                Prepaid expenses                                     285,381          235,657
                Accounts payable                                   1,257,179          899,195
                Customer deposits                                    322,593         (211,508)
                Accrued expenses                                     412,545          180,696
                Other                                                 28,680            5,427
                                                                  ----------       ----------
Net cash used for operating activities                            (2,325,974)      (2,479,473)
                                                                  ----------       ----------
Cash flows from investing activities:
     Purchase of property, plant and equipment                      (539,961)        (208,206)
     Business acquisitions, net of cash acquired                  (1,844,980)            --
     Proceeds from sales of property, plant and equipment             37,059           10,526
     Other investing activities                                         --             (1,007)
                                                                  ----------       ----------
Net cash used for investing activities                            (2,347,882)        (198,687)
                                                                  ----------       ----------
Cash flows from financing activities:
     Net change in line of credit borrowings                         860,581        2,853,056
     Principal payments on notes payable                            (608,676)        (372,075)
     Proceeds from sales of stock, including option and
        warrant exercises, net of issuance costs                      67,509           33,437
     Payments on capital lease obligations                          (197,379)         (76,865)
     Proceeds from the sale of preferred stock, net                4,946,000             --
     Payment of preferred stock dividends                            (43,750)            --
     Other financing activities                                      (18,496)            --
                                                                  ----------       ----------
Net cash provided by financing activities                          5,005,789        2,437,553
                                                                  ----------       ----------

Increase (decrease) in cash                                          331,933         (240,607)
Cash, beginning of period                                             79,832          537,564
                                                                  ----------       ----------
Cash, end of period                                               $  411,765       $  296,957
                                                                  ==========       ==========

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

         The financial statements included in this Form 10-Q/A have been amended from the financial statements included in the Form 10-Q filed by the Company with the Securities and Exchange Commission on November 12, 1999. The amendments are a result of certain adjustments identified during the fourth quarter of fiscal 2000 related to inventory and beneficial conversion features of preferred stock. The effect of the adjustments was to reduce net income attributed to common shareholders for the three months ended September 30, 1999 from $842,908 as reported on Form 10-Q to $271,225 as reported in this Form 10-Q/A. Basic earnings per share was reduced from $0.12 to $0.04 and diluted earnings per share was reduced from $0.10 to $0.04.

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

NOTE 3 - INVENTORIES

         Inventories are based on perpetual inventory records and physical counts. Inventories consisted of the following:

                                                  September 30,
                                                      1999            June 30,
                                                   (unaudited)         1999
                                                   -----------      -----------
         Raw materials and work in progress        $ 6,346,035      $ 5,938,552
         Finished goods                                401,873          146,157
                                                   -----------      -----------
                                                   $ 6,747,908      $ 6,084,709
                                                   ===========      ===========


NOTE 4 - UNCOMPLETED CONTRACTS

         The costs and estimated earnings in excess of billings on uncompleted contracts consisted of the following:

                                                  September 30,
                                                      1999            June 30,
                                                   (unaudited)         1999
                                                   -----------      -----------
         Costs incurred on uncompleted contracts   $ 7,565,061      $ 5,851,502
         Estimated earnings                          3,644,548        3,441,933
                                                   -----------      -----------
                                                    11,209,609        9,293,435

         Billings to date                           (2,591,541)      (5,042,727)
                                                   -----------      -----------
                                                   $ 8,618,068      $ 4,250,708
                                                   ===========      ===========


         Included in the accompanying balance sheet under the following captions:

         Costs and estimated earnings in excess
            of billings on completed contracts     $ 8,811,824      $ 4,442,012
         Billings in excess of costs and estimated
            earnings on completed contracts           (193,756)        (191,304)
                                                   -----------      -----------
                                                   $ 8,618,068      $ 4,250,708
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

         On September 10, 1999, accrued executive bonuses totaling $64,795 were paid through the issuance of 16,456 shares of common stock.


NOTE 7 - EARNINGS PER SHARE

         Diluted earnings per share for the three months ended September 30, 1999 and 1998 are calculated as follows:


         Net income                                $   464,975      $   918,115
         Preferred dividends and beneficial
            conversion features                       (193,750)            --
         Convertibles debt interest, net                  --             62,615
                                                   -----------      -----------
         Net income for purposes of calculating
            diluted earnings per share             $   271,225      $   980,730
                                                   ===========      ===========



         Basic weighted average shares               6,803,893        5,170,794
         Convertible securities                           --            947,525
         Options and warrants                             --          1,053,104
                                                   -----------      -----------
         Diluted weighted average shares             6,803,893        7,171,423
                                                   ===========      ===========
         Diluted earnings per share                $      0.04      $      0.14
                                                   ===========      ===========

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

         The following summarizes noncash investing and financing transactions during the three months ended September 30, 1999:

         Cash paid for interest                                   $  232,253
         Stock issued for employee bonuses                            64,795
         Capital lease obligations incurred to acquire
           fixed assets                                              814,282
         Equity issued for the acquisition of Lockwood             1,909,000
         Contribution of common stock to 401(k) plan                  86,448


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

         The following table shows sales and operating income from continuing operations and other financial information by segment as of and for the three months ended September 30, 1999 and 1998:

         Sales to external customers
                 Displays                      $  22,684,373     $  16,617,876
                 Other                               412,184           416,137
                                               -------------     -------------
                                               $  23,096,557     $  17,034,013
                                               =============     =============


         Operating income
                 Displays                      $   1,654,043     $   2,133,219
                 Other                                64,959           113,519
                 Corporate expenses                 (598,515)         (460,803)
                                               -------------     -------------
                                               $   1,120,487     $   1,785,935
                                               =============     =============


         Depreciation and amortization
                 Displays                      $     363,336     $     222,876
                 Other                                 9,410            10,009
                 Corporate                            22,224            14,666
                                               -------------     -------------
                                               $     394,970     $     247,551
                                               =============     =============

         Interest income
                 Displays                      $      43,426     $      18,992
                 Other                                  --                --
                 Corporate                              --                  47
                                               -------------     -------------
                                               $      43,426     $      19,039
                                               =============     =============

         Interest expense
                 Displays                      $     143,352     $     151,756
                 Other                                    21              --
                 Corporate                           289,526           153,526
                                               -------------     -------------
                                               $     432,899     $     303,716
                                               =============     =============

         Identifiable assets
                 Displays                      $  28,426,980     $  19,499,784
                 Other                             1,062,251         1,063,403
                 Corporate                        31,056,289        14,609,521
                                               -------------     -------------
                                               $  60,545,520     $  35,172,708
                                               =============     =============

         Capital expenditures
                 Displays                      $     493,307     $     182,534
                 Other                                37,436             1,410
                 Corporate                             9,218            24,262
                                               -------------     -------------
                                               $     539,961     $     208,206
                                               =============     =============

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

THREE MONTHS ENDED SEPTEMBER 30, 1999 VS. SEPTEMBER 30, 1998
------------------------------------------------------------

         Our sales for the quarter ended September 30, 1999 increased by $6,062,544, or 36% over the same quarter in the prior year. Operating income decreased by $665,448, or 37%, while net income decreased by $453,140, or 49%.

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

         Our overall gross profit margin dropped to 29.8% for the quarter ended September 30, 1999, -- from 35.2% for the same quarter of the previous year. The drop in gross margin is due to the drop in margins on the display segment from 35% to 29%, while the filter sales margins increased to 58% from 57%. The decrease in margins on display segment sales is a result of a change in the sales mix from last year's first quarter. The current year's first quarter includes a significant amount of low margin work on certain national accounts that are expected to produce higher margins in future periods.

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

         Net income decreased by 49%, from $918,115 for the three months ended September 30, 1998 to $464,975 for the three months ended September 30, 1999. On a per share basis, basic earnings per share decreased by 78% from $0.18 per share for the first quarter of fiscal 1999 to $0.04 per share for the first quarter of fiscal 2000. The 32% increase in weighted average shares outstanding contributed to the reduction in earnings per share. Diluted earnings per share decreased by 71% from $0.14 for the three months ended September 30, 1998 to $0.04 for the three months ended September 30, 1999.

         The increase in our basic weighted average shares outstanding is principally due to shares issued in the acquisition of Lockwood, as well as convertible preferred stock issued in August 1999 and for net proceeds of $4,946,000. A portion of these proceeds were used to fund the Lockwood acquisition and $500,000 was invested in convertible preferred stock of AmeriVision Outdoor, Inc. The remainder is held for future acquisitions. Common stock equivalents were anti-dilutive for the quarter ended September 30, 1999 and, therefore, were not included in the calculation of diluted earnings per share.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Net cash used for continuing operating activities for the quarter ended September 30, 1999 was $2,325,974. Net income for the period provided cash of $959,921, net of non-cash charges for depreciation and amortization, stock contributions to our 401(k) plan, the change in deferred income taxes and other non-cash items. This cash provided was offset by a net change of $3,285,895 in our operating assets and liabilities, consisting primarily of increases in inventories, receivables, and accounts payable.

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

         Not applicable.


ITEM 2.  CHANGES IN SECURITIES.
-------------------------------

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
-----------------------------------------

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY - HOLDERS.
-------------------------------------------------------------

         Not applicable.


ITEM 5.  OTHER INFORMATION.
---------------------------

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



                                     DISPLAY TECHNOLOGIES, INC.


November 20, 2000                    By: /s/ J. WILLIAM BRANDNER
                                         --------------------------------------
                                         J. William Brandner, President & Chief
                                         Executive Officer



                                     By: /s/ TODD D. THRASHER
                                         --------------------------------------
                                         Todd D. Thrasher, Vice President &
                                         Treasurer, Chief Financial Officer and
                                         Chief Accounting Officer