Form 10-Q/A
period 1999-12-31
DISPLAY TECHNOLOGIES INC
filed 2000-11-20
CIK 718660

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                      -------------------------------------


                                   FORM 10-Q/A


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934


For the Quarterly Period                          Commission file number 0-14427
Ended December 31, 1999


                      -------------------------------------




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


                      -------------------------------------


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
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                               December 31,
                                                                   1999           June 30,
                                                                (Unaudited)         1999
                                                                ----------       ----------
                                     ASSETS
Current Assets:
         Cash                                                   $  878,774       $   79,832
         Accounts receivable:
                  Trade, less allowance for doubtful accounts
                    of $368,797and $309,543                     14,401,807       10,977,251
                  Other                                          3,598,127        1,747,635
         Inventories                                             8,869,900        6,084,709
         Costs and estimated earnings in excess of billings
           on uncompleted contracts                              7,377,295        4,442,012
         Prepaid expenses                                          988,568          859,371
         Deferred taxes                                            216,000          133,000
                                                                ----------       ----------
                  Total current assets                          36,330,471       24,323,810
                                                                ----------       ----------

Property, plant and equipment, net                              11,176,632        7,947,010
                                                                ----------       ----------
Other assets:
         Intangible, less accumulated amortization              14,992,908       11,283,095
         Investment in preferred stock of AmeriVision              500,000          500,000
         Other                                                   1,111,430        1,301,729
                                                                ----------       ----------
                  Total other assets                            16,604,338       13,084,824
                                                                ----------       ----------
                                                               $64,111,441      $45,355,644
                                                                ==========       ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                       $7,162,961       $4,833,042
         Customer deposits                                       2,277,637          785,391
         Accrued expenses                                        2,725,665        2,762,897
         Billings in excess of costs and estimated earnings
           on uncompleted contracts                                312,665          191,304
         Current portion of long-term debt                         888,592          781,926
         Current portion of obligations under capital leases       732,618          336,096
                                                                ----------       ----------
                  Total current liabilities                     14,100,138        9,690,656
                                                                ----------       ----------
Long-term liabilities:
         Borrowings against lines of credit                      8,962,788        5,302,630
         Long-term debt, less current portion                   10,914,795        9,108,519
         Obligations under capital leases, less current portion  1,443,379          962,483
         Deferred tax liabilities                                  389,000          170,000
         Other liabilities                                         132,951          169,876
                                                                ----------       ----------
                  Total long term liabilities                   21,842,913       15,713,508
                                                                ----------       ----------
Stockholders' equity:
         Common stock                                                7,850            6,303
         Additional paid-in capital                             23,126,850       18,999,292
         Preferred stock                                         5,000,000             --
         Retained earnings                                          33,690          945,885
                                                                ----------       ----------
                  Total stockholders' equity                    28,168,390       19,951,480
                                                                ----------       ----------
                                                               $64,111,441      $45,355,644
                                                                ==========       ==========

See accompanying notes to condensed consolidated financial statements.

                   DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Six Months Ended                     Three Months Ended
                                                                      December 31,                          December 31,
                                                            -------------------------------       -------------------------------
                                                                1999               1998               1999               1998
                                                            ------------       ------------       ------------       ------------
Sales                                                       $ 46,166,597       $ 34,471,630       $ 23,070,039       $ 17,437,617
Cost of sales                                                 32,315,952         22,374,607         16,103,489         11,339,827
                                                            ------------       ------------       ------------       ------------
Gross profit                                                  13,850,645         12,097,023          6,966,550          6,097,790
                                                            ------------       ------------       ------------       ------------
Operating expenses:
         Selling                                               5,471,607          4,927,865          2,531,096          2,466,625
         General and administrative                            5,657,667          3,598,383          2,834,571          1,846,325
                                                            ------------       ------------       ------------       ------------
Total operating expenses                                      11,129,274          8,526,248          5,365,667          4,312,950
                                                            ------------       ------------       ------------       ------------
Income from operations                                         2,721,371          3,570,775          1,600,883          1,784,840
                                                            ------------       ------------       ------------       ------------
Other income (expense):
         Interest income                                         191,355             60,983            147,929             42,226
         Interest expense                                       (924,232)          (642,970)          (491,333)          (337,688)
         Gain (loss) on sales of assets, net                      10,138              4,377              3,293               (407)
         Other, net                                               38,311            (13,209)             8,195            (14,130)
                                                            ------------       ------------       ------------       ------------
                                                                (684,428)          (590,819)          (331,916)          (309,999)
                                                            ------------       ------------       ------------       ------------
Income before provision for income taxes                       2,036,943          2,979,956          1,268,967          1,474,841
Provision for income taxes                                       804,000          1,162,000            501,000            575,000
                                                            ------------       ------------       ------------       ------------
Net income                                                     1,232,943          1,817,956            767,967            899,841
Preferred dividends and beneficial conversion features          (259,375)              --              (65,625)              --
                                                            ------------       ------------       ------------       ------------
Net income available to common shareholders                 $    973,568       $  1,817,956       $    702,342       $    899,841
                                                            ============       ============       ============       ============
Earnings Per Common Share:
         Basic                                              $        .13       $        .33       $        .09       $        .16
                                                            ============       ============       ============       ============
         Diluted                                            $        .12       $        .24       $        .07       $        .11
                                                            ============       ============       ============       ============
Weighted average number of shares outstanding:
         Basic                                                 7,474,509          5,480,032          7,805,008          5,530,525
                                                            ============       ============       ============       ============
         Diluted                                               9,062,390          7,989,739         11,017,932          8,543,579
                                                            ============       ============       ============       ============

See accompanying notes to condensed consolidated financial statements.

                   DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Six Months Ended                      Three Months Ended
                                                                     December 31,                           December 31,
                                                            -------------------------------       -------------------------------
                                                                1999               1998               1999               1998
                                                            ------------       ------------       ------------       ------------
Cash flows from operating activities:
    Net income                                              $  1,232,943       $  1,817,956       $    767,967       $    899,841
    Adjustments to reconcile net income to net cash
      provided by (used for) operating activities:
         Depreciation and amortization                           901,448            470,644            506,478            223,093
         (Gain) loss on disposal of property and equipment       (10,138)             4,377             (3,293)              (407)
         Contribution of common stock to 401(k) plan             171,662            116,504             85,212             87,249
         Change in deferred income taxes                          12,000            138,000               --               69,000
         Other                                                    10,613            (41,715)             2,241            (20,858)
         Changes in assets and liabilities, net of effects
           of acquisitions:
              Accounts receivable, trade                      (2,154,721)        (3,121,635)        (1,058,442)          (921,516)
              Other receivables                               (1,724,622)           (24,280)          (889,686)           (21,282)
              Inventories, including adjustments to costs,
                billings and estimated earnings               (4,209,060)        (3,600,974)          (548,002)          (976,871)
              Prepaid expenses                                  (132,318)           143,429           (417,699)           (92,228)
              Accounts payable                                 1,499,462          2,227,680            242,285          1,338,052
              Customer deposits                                1,122,264           (453,039)           799,671           (241,531)
              Accrued expenses                                  (110,285)            97,087           (522,830)           (83,609)
              Other                                               28,336             19,074               (344)            13,648
                                                            ------------       ------------       ------------       ------------
Net cash provided by (used for) operating activities          (3,362,416)        (2,206,892)        (1,036,442)           272,581
                                                            ------------       ------------       ------------       ------------

Cash flows from investing activities:
    Purchase of property, plant and equipment                 (1,113,376)          (645,868)          (573,415)          (437,662)
    Business acquisitions, net of cash acquired               (1,844,980)              --                 --                 --
    Patent, trademark and other intangible acquisition costs        --               (1,542)              --                 (535)
    Proceeds from sales of assets                                 47,534             38,026             10,475             27,500
    Other                                                        (34,538)            36,000            (34,538)            36,000
                                                            ------------       ------------       ------------       ------------
Net cash used for investing activities                        (2,945,360)          (573,384)          (597,478)          (374,697)
                                                            ------------       ------------       ------------       ------------
Cash flows from financing activities:
    Net change in line of credit borrowings                    3,410,158          2,723,905          2,549,577           (129,151)
    Principal payments on notes payable                         (693,583)          (384,391)           (84,907)           (12,316)
    Proceeds from sales of stock, including option and
       warrants exercises, net of issuance costs                  94,755            258,457             27,246            225,020
    Payments on capital lease obligations                       (342,133)          (158,739)          (144,754)           (81,874)
    Proceeds from the sale of preferred stock, net             4,946,000               --                 --                 --
    Payment of preferred stock dividends                         (43,750)              --                 --                 --
    Other                                                       (264,729)            (1,257)          (246,233)            (1,257)
                                                            ------------       ------------       ------------       ------------
Net cash provided by financing activities                      7,106,718          2,437,975          2,100,929                422
                                                            ------------       ------------       ------------       ------------
Increase (decrease) in cash                                      798,942           (342,301)           467,009           (101,694)
Cash, beginning of period                                         79,832            537,564            411,765            296,957
                                                            ------------       ------------       ------------       ------------
Cash, end of period                                         $    878,774       $    195,263       $    878,774       $    195,263
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

         The financial statements included in this Form 10-Q/A have been amended from the financial statements included in the Form 10-Q filed by the Company with the Securities and Exchange Commission on February 14, 2000. The amendments are a result of certain adjustments identified during the fourth quarter of fiscal 2000 related to inventory and beneficial conversion features of preferred stock. The effect of the adjustments was to reduce net income attributed to common shareholders for the three months ended December 31, 1999 from $938,346 as reported on Form 10-Q to $702,342 as reported in this Form 10-Q/A. Basic earnings per share was reduced from $0.12 to $0.09 and diluted earnings per share was reduced from $0.10 to $0.07. For the 6 months ended December 31, 1999, the amendments resulted in a reduction of income attributed to common shareholders from $1,781,255 as reported on Form 10-Q to $973,568 as reported in this Form 10-Q/A. Basic earnings per share was reduced from $0.24 to $0.13 and diluted earnings per share was reduced from $0.19 to $0.12.

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

NOTE 3 - INVENTORIES

         Inventories at the end of interim periods are based on perpetual inventory records and physical counts. Inventories consist of the following:

                                                December 31,
                                                   1999            June 30,
                                                (Unaudited)          1999
                                                -----------      -----------
         Raw materials and work in progress     $ 8,043,745      $ 5,938,552
         Finished goods                             826,155          146,157
                                                -----------      -----------
                                                $ 8,869,900      $ 6,084,709
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
                                                ===========      ===========

NOTE 5 - REVOLVING LINE OF CREDIT

         We have a $10 million revolving line of credit. The line of credit bears interest, at our option, at either (A) three quarters of a percent over the bank's prime rate or (B) 325 basis points over LIBOR and matures June 30, 2002. At December 31, 1999, the interest rate was 8.66%. The line of credit is secured by eligible receivables and inventory and is cross-collateralized with two letters of credit from the same lender and $4,775,000 in notes payable secured by the letters of credit. As of December 31, 1999, $7,963,274 was borrowed against this line of credit

         We also have, through our Lockwood subsidiary, an additional $2,000,000 revolving line of credit. Advances on the credit line carry an interest rate of 0.5% over prime. The line of credit, which is renewable, initially matures June 22, 2001 and is collateralized by accounts receivable and inventory of Lockwood and its real property in Charlotte, NC. At December 31, 1999, $999,514 was outstanding against this line of credit.


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


NOTE 7 - EARNINGS PER SHARE

         Diluted earnings per share are calculated as follows:

                                                        Six months ended               Three months ended
                                                           December 31                     December 31
                                                   ---------------------------     ---------------------------
                                                       1999            1998            1999            1998
                                                   -----------     -----------     -----------     -----------
         Net income                                $ 1,232,943     $ 1,817,956     $   767,967     $   899,841
         Preferred dividends and beneficial
             conversion features                      (259,375)           --              --              --
         Convertibles debt interest, net                92,638         109,975          49,346          53,738
                                                   -----------     -----------     -----------     -----------
         Net income for purposes of calculating
             diluted earnings per share            $ 1,066,206     $ 1,927,931     $   817,313     $   953,579
                                                   ===========     ===========     ===========     ===========

         Basic weighted average shares               7,474,509       5,480,032       7,805,008       5,530,525
         Convertible securities                        812,065         934,862       2,373,040         934,862
         Options and warrants                          503,816       1,520,712         554,884       1,753,395
         Acquisition contingent shares                 272,000          54,133         285,000         324,797
                                                   -----------     -----------     -----------     -----------
         Diluted weighted average shares             9,062,390       7,989,739      11,017,932       8,543,579
                                                   ===========     ===========     ===========     ===========
         Diluted earnings per share                $       .12     $       .24     $       .07     $       .11
                                                   ===========     ===========     ===========     ===========


NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

         Cash payments for interest for the first two quarters of fiscal 2000 totaled $750,972. The following summarizes noncash investing and financing transactions for the six months ended December 31, 1999 and 1998:

                                                     1999            1998
                                                  -----------     -----------
         Equity issued for the acquisition
            of Lockwood                           $ 1,909,000            --
         Issuance of common stock for 5%
            stock dividend                          1,791,267       1,320,045
         Capital lease obligations incurred
            to acquire fixed assets                   814,282            --
         Contributions of common stock to
            401(k) plan                               171,662         116,504
         Stock issued for employee bonuses             64,795          61,274
         Fair value of stock options issued
            for investment consulting services           --            76,950



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

         The following table shows sales and operating income from continuing operations and other financial information by segment:

                                       Six months ended                 Three months ended
                                          December 31                       December 31
                                 -----------------------------     -----------------------------
                                     1999             1998             1999             1998
                                 ------------     ------------     ------------     ------------
Sales to external customers
         Displays                $ 45,388,752     $ 33,638,231     $ 22,704,378     $ 17,034,344
         Other                        777,845          833,399          365,661          403,273
                                 ------------     ------------     ------------     ------------
                                 $ 46,166,597     $ 34,471,630     $ 23,070,039     $ 17,437,617
                                 ============     ============     ============     ============

Operating income
         Displays                $  3,761,330     $  4,160,404     $  2,107,286     $  2,112,539
         Other                         93,352          298,541           28,393           99,668
         Corporate expenses        (1,133,311)        (888,170)        (534,796)        (427,367)
                                 ------------     ------------     ------------     ------------
                                 $  2,721,371     $  3,570,775     $  1,600,883     $  1,784,840
                                 ============     ============     ============     ============

Depreciation and amortization
         Displays                $    837,320     $    419,867     $    480,366     $    196,991
         Other                         19,066           20,483            3,274           10,474
         Corporate                     45,062           30,294           22,838           15,628
                                 ------------     ------------     ------------     ------------
                                 $    901,448     $    470,644     $    506,478     $    223,093
                                 ============     ============     ============     ============

Interest income
         Displays                $    191,355     $     60,983     $    147,929     $     42,226
         Other                           --               --               --               --
         Corporate                       --               --               --               --
                                 ------------     ------------     ------------     ------------
                                 $    191,355     $     60,983     $    147,929     $     42,226
                                 ============     ============     ============     ============

Interest expense
         Displays                $    305,232     $    329,764     $    161,892     $    177,987
         Other                           --               --               --               --
         Corporate                    619,000          313,206          329,441          159,701
                                 ------------     ------------     ------------     ------------
                                 $    924,232     $    642,970     $    491,333     $    337,688
                                 ============     ============     ============     ============


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

SIX MONTHS ENDED DECEMBER 31, 1999 VS. DECEMBER 31, 1998
--------------------------------------------------------

         Our sales for the six months ended December 31, 1999 increased by $11,694,967, or 34% over the same period in the prior year. Operating income decreased by $849,404, or 24% while income before provision for income taxes decreased by $943,013, or 32%. Net income for the six months ended December 31, 1999 decreased by $585,013, or 32% over the same period in the prior year.

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

         Our overall gross profit margin dropped to 30.0% of sales for the six months ended December 31, 1999 from 35.1% for the same period of the previous year. The drop in gross margin is due to the drop in margins on the display segment from 35% to 30%, while the filter sales margins increased from 56% to 57%. The decrease in margins on display segment sales is a result of a change in the sales mix from the same period last year. The first six months of the current year includes a significant amount of low margin work on certain national accounts that are expected to produce higher margins in future periods. A significant portion of that higher margin work with these national accounts has been secured for production during our third and fourth quarters.

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

         Net income decreased by 32%, from $1,817,956 for the six months ended December 31, 1998 to $1,232,943 for the six months ended December 31, 1999. On a per share basis, basic earnings per share decreased by 61% from $0.33 per share for the first six months of fiscal 1999 to $0.13 per share for the first six months of fiscal 2000, due partially to the 36% increase in weighted average shares outstanding. Diluted earnings per share decreased by 50% from $0.24 for the six months ended December 31, 1998 to $0.12 for the six months ended December 31, 1999, again, due partially to a 13% increase in diluted weighted average shares outstanding.

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

THREE MONTHS ENDED DECEMBER 31, 1999 VS. DECEMBER 31, 1998
----------------------------------------------------------

         Our sales for the quarter ended December 31, 1999 increased by $5,632,422, or 32% over the same quarter in the prior year. Operating income decreased by $183,957, or 10%, while net income decreased by $131,874, or 15%.

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

         Our overall gross profit margin dropped to 30.2% for the quarter ended December 31, 1999, from 35.0% for the same quarter of the previous year. The drop in gross margin was due to the drop in margins in the display segment from 34% to 32% and the drop in margins on filter sales from 58% to 55%. The decrease in margins on display segment sales was a result of a change in the sales mix from last year's second quarter. The current year's second quarter included low margin work on certain national accounts that are expected to produce higher margins in future periods. A significant portion of that higher margin work with these national accounts has been secured for production during our third and fourth quarters.

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

         Net income decreased by 15%, from $899,841 for the three months ended December 31, 1998 to $767,967 for the three months ended December 31, 1999. On a per share basis, basic earnings per share decreased by 44% from $0.16 per share for the second quarter of fiscal 1999 to $0.09 per share for the second quarter of fiscal 2000, due partially to the 41% increase in weighted average shares outstanding. Diluted earnings per share decreased by 36% from $0.11 for the three months ended December 31, 1998 to $0.07 for the three months ended December 31, 1999, again, due partially to a 29% increase in diluted weighted average shares outstanding.

         The 29% increase in our diluted weighted average shares outstanding was due to the 5% common stock dividend granted in November, shares issued in the acquisition of Lockwood, as well as convertible preferred stock issued in August 1999.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Net cash used for operating activities for the six months ended December 31, 1999 was $3,362,416. Net income for the period provided cash of $2,318,528, net of non-cash charges for depreciation and amortization, gains on fixed asset sales, stock contributions to our 401(k) plan, the change in deferred income taxes and other non-cash items. This cash provided was offset by a net change of $5,680,944 in our operating assets and liabilities, consisting primarily of increases in inventories and receivables.

         Net cash used for investing activities for the first two quarters ended December 31, 1999 was $2,945,360 of which $1,844,980 was used to purchase Lockwood. Additionally, $1,113,376 was used for capital expenditures and $34,538 was used for other investing activities, offset by $47,534 provided by the sale of fixed assets.

         Net cash provided by financing activities for the six months ended December 31, 1999 was $7,106,718. Of this amount, $4,946,000 (net of issuance costs) was received from the sale of preferred stock, $3,410,158 was received through advances on our lines of credit, and $94,755 was received upon the exercise of outstanding stock options. Other financing activities included payments of notes payable, capital lease obligations, and other financing activities of $693,583, $342,133, and $264,729, respectively, and the payment of preferred stock dividends of $43,750.

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


              (THE REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK)

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM  1.  LEGAL  PROCEEDINGS.
-----------------------------

          Not applicable.


ITEM 2.   CHANGES IN SECURITIES.
--------------------------------

          Not applicable.


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

                                              Votes        Votes        Votes        Votes
                                                For      Against     Withheld   Abstaining
                                          ---------      -------     --------   ----------
         Gary J. Arnold                   7,676,523            0        3,045            0
         Gary Donald Bell                 7,679,568            0        8,511            0
         J. William Brandner              7,636,645            0       42,923            0
         Thomas N. Grant                  7,672,948            0        6,620            0
         Kevin L. Jackson                 7,671,057            0        8,511            0
         Lester Jacobs                    7,637,045            0       42,523            0
         Larry L. Johnson                 7,678,768            0          800            0
         Terry J. Long                    7,679,168            0          400            0
         Lou A. Papais                    7,673,111            0        6,457            0
         William A. Retz                  7,678,836            0          732            0
         Robert M. Smither                7,646,276            0       33,292            0
         J. Melvin Stewart                7,630,820            0       48,748            0
         Stock Incentive Plan             5,249,693      473,087            0       54,012
         Ratification of appointment
            of BDO Seidman, LLP           7,735,475       36,170            0       12,977

ITEM 5.  OTHER INFORMATION.
---------------------------

         Not applicable.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
----------------------------------------------

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