Form 10-Q/A
period 2000-03-31
DISPLAY TECHNOLOGIES INC
filed 2000-11-20
CIK 718660

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             ----------------------


                                   FORM 10-Q/A


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934


For the Quarterly Period                          Commission file number 0-14427
Ended March 31, 2000


                             ----------------------



                           DISPLAY TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)





             NEVADA                                          38-2286268
 (State or other jurisdiction of                          (I.R.S. Employer
incorporation or other organization)                   Identification Number)



        5029 EDGEWATER DRIVE, ORLANDO, FLORIDA 32810    (407) 521-7477
               (Address, including zip code, and telephone number,
                  including area code, of registrant's office)



                             ----------------------


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


                                                                               March 31,
                                                                                 2000
                                                                              (Unaudited)  June 30, 1999
                                                                              -----------   -----------
                                     ASSETS
Current Assets:
     Cash                                                                     $   267,215   $    79,832
     Accounts receivable:
         Trade, less allowance for doubtful accounts of
            $371,606 and $309,543                                              16,185,662    10,977,251
         Other                                                                  4,229,918     1,747,635
     Inventories                                                               12,794,613     6,084,709
     Costs and estimated earnings in excess of billings
         on uncompleted contracts in progress                                   7,568,418     4,442,012
     Prepaid expenses                                                             947,686       859,371
     Deferred income taxes                                                        310,000       133,000
                                                                              -----------   -----------
         Total current assets                                                  42,303,512    24,323,810
                                                                              -----------   -----------

Property, plant and equipment, less accumulated depreciation                   11,879,762     7,947,010
                                                                              -----------   -----------

Other assets:
     Intangible, less accumulated amortization                                 14,849,817    11,283,095
     Investment in preferred stock of AmeriVision                                 500,000       500,000
     Other                                                                      1,120,291     1,301,729
                                                                              -----------   -----------
         Total other assets                                                    16,470,108    13,084,824
                                                                              -----------   -----------

                                                                              $70,653,382   $45,355,644
                                                                              ===========  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                         $ 7,948,348   $ 4,833,042
     Customer deposits                                                          2,722,290       785,391
     Accrued expenses                                                           3,472,939     2,762,897
     Billings in excess of costs and estimated earnings
         on uncompleted contracts in progress                                     231,320       191,304
     Current maturities of long-term debt                                         888,628       781,926
     Current portion of obligations under capital leases                          751,231       336,096
     Reserve for loss from fire                                                   500,000          --
                                                                              -----------   -----------
         Total current liabilities                                             16,514,756     9,690,656
                                                                              -----------   -----------

Non-current liabilities:
     Line of credit                                                            13,021,302     5,302,630
     Long-term debt, less current maturities                                   10,663,277     9,108,519
     Obligations under capital leases, less current portion                     1,270,231       962,483
     Deferred income taxes                                                        506,000       170,000
     Other                                                                        127,191       169,876

         Total non-current liabilities                                         25,588,001    15,713,508
                                                                              -----------   -----------

Stockholders' equity:
     Common stock                                                                   8,089         6,303
     Additional paid-in capital                                                23,326,500    18,999,292
     Preferred stock                                                            5,000,000          --
     Retained earnings                                                            216,036       945,885
                                                                              -----------   -----------
         Total stockholders' equity                                            28,550,625    19,951,480
                                                                              -----------   -----------

                                                                              $70,653,382   $45,355,644
                                                                              ===========  ============

     See accompanying notes to condensed consolidated financial statements

                   DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Nine Months Ended              Three Months Ended
                                                           March 31,                      March 31,
                                                 ----------------------------    ----------------------------
                                                      2000            1999            2000            1999
                                                 ------------    ------------    ------------    ------------
Sales                                            $ 66,900,646    $ 48,454,671    $ 20,734,050    $ 13,983,041
Cost of sales                                      46,233,525      31,651,976      13,917,575       9,277,369
                                                 ------------    ------------    ------------    ------------
Gross profit                                       20,667,121      16,802,695       6,816,475       4,705,672
                                                 ------------    ------------    ------------    ------------
Operating expenses:
     Selling                                        8,129,829       7,715,397       2,658,222       2,787,532
     General and administrative                     8,588,838       5,197,772       2,931,171       1,599,389
     Loss from fire                                   500,000            --           500,000            --
                                                 ------------    ------------    ------------    ------------
Total operating expenses                           17,218,667      12,913,169       6,089,393       4,386,921
                                                 ------------    ------------    ------------    ------------
Income from operations                              3,448,454       3,889,526         727,082         318,751
                                                 ------------    ------------    ------------    ------------


Other income (expense):
     Interest income                                  250,560          54,262          59,205          18,051
Interest expense                                   (1,465,098)       (923,548)       (540,866)       (305,350)
Gain (loss) on disposal of property
         and equipment                                 31,474           1,512          21,336          (2,865)
     Other, net                                        61,872          12,694          23,562          25,903
                                                 ------------    ------------    ------------    ------------
                                                   (1,121,192)       (855,080)       (436,763)       (264,261)
                                                 ------------    ------------    ------------    ------------
Income before income taxes                          2,327,262       3,034,446         290,319          54,490
Income tax expense                                    919,000       1,183,000         115,000          21,000
                                                 ------------    ------------    ------------    ------------
Net income                                          1,408,262       1,851,446         175,319          33,490
Preferred dividends and beneficial
     conversion features                             (325,000)           --           (65,625)           --
                                                 ------------    ------------    ------------    ------------
Net income available to common shareholders      $  1,083,262    $  1,851,446    $    109,694    $     33,490
                                                 ============    ============    ============    ============

Earnings Per common share:
     Basic                                       $        .14    $        .32    $        .01    $        .01
                                                 ============    ============    ============    ============
     Diluted                                     $        .13    $        .25    $        .01    $        .01
                                                 ============    ============    ============    ============

Weighted average number of shares outstanding:
     Basic                                          7,630,196       5,696,083       7,944,991       6,137,998
                                                 ============    ============    ============    ============
     Diluted                                        8,284,837       8,058,142       8,591,534       8,795,081
                                                 ============    ============    ============    ============

See accompanying notes to condensed consolidated financial statements.

                   DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Nine Months Ended              Three Months Ended
                                                                       March 31,                       March 31,
                                                             ----------------------------    ----------------------------
                                                                  2000            1999            2000            1999
                                                             ------------    ------------    ------------    ------------
Cash flows from operating activities:
     Net income                                              $  1,408,262    $  1,851,446    $    175,319    $     33,490
     Adjustments to reconcile net income to net cash used
       for operating activities:
         Depreciation and amortization                          1,470,986         719,710         569,538         249,066
         (Gain) loss on disposal of property and equipment        (31,474)         (1,512)        (21,336)          2,865
         Contribution of common stock to 401(k) plan              256,882         195,003          85,220          78,499
         Change in deferred income taxes                           35,000         276,000          23,000         138,000
         Other                                                       (902)        (55,666)        (11,515)        (13,951)
         Changes in assets and liabilities, net of
           effects of acquisitions:
              Accounts receivable                              (3,975,711)     (1,610,391)     (1,820,990)      1,511,244
              Other receivables                                (2,482,283)       (108,917)       (757,661)        (84,637)
              Inventories                                      (8,439,868)     (4,841,230)     (4,230,808)     (1,240,256)
              Prepaid expenses                                    (52,423)         65,151          79,895         (78,278)
              Accounts payable                                  2,222,158         951,460         722,695      (1,286,380)
              Customer deposits                                 1,591,982         (90,437)        469,718         362,602
              Accrued expenses                                    274,039        (680,175)        384,324        (777,261)
              Other                                               708,387          52,415         680,051          34,747
                                                             ------------    ------------    ------------    ------------
Net cash used for operating activities                         (7,014,965)     (3,277,143)     (3,652,550)     (1,070,250)
                                                             ------------    ------------    ------------    ------------

Cash flows from investing activities:
     Purchase of property, plant and equipment                 (2,109,081)       (902,195)       (995,705)       (256,327)
     Business acquisition, net of cash acquired                (1,814,474)           --              --              --
     Proceeds from sale of property and equipment                  82,470          38,026          34,936            --
     Other                                                        (30,442)        (30,479)         34,602         (64,937)
                                                             ------------    ------------    ------------    ------------
Net cash used for investing activities                         (3,871,527)       (894,648)       (926,167)       (321,264)
                                                             ------------    ------------    ------------    ------------

Cash flows from financing activities:
     Net change in line of credit borrowing                     7,468,672       1,915,858       4,058,514        (808,047)
     Principal payments on long-term debt                        (859,158)       (396,952)       (165,575)        (12,561)
     Proceeds from sales of stock, including option and
       warrant exercises, net                                     209,425       2,802,145         114,671       2,543,687
     Payments on capital lease obligations                       (451,123)       (196,929)       (108,990)        (38,190)
     Proceeds from the sale of preferred stock, net             4,946,000            --              --              --
     Payment of preferred stock dividends                        (153,125)           --          (109,375)           --
     Other                                                        (86,816)         (1,257)        177,913            --
                                                             ------------    ------------    ------------    ------------
Net cash provided by financing activities                      11,073,875       4,122,865       3,967,158       1,684,889
                                                             ------------    ------------    ------------    ------------

Increase (decrease) in cash                                       187,383         (48,926)       (611,559)        293,375
Cash, beginning of period                                          79,832         537,564         878,774         195,263
                                                             ------------    ------------    ------------    ------------
Cash, end of period                                          $    267,215    $    488,638    $    267,215    $    488,638
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

              The financial statements included in this Form 10-Q/A have been amended from the financial statements included in the Form 10-Q filed by the Company with the Securities and Exchange Commission on May 19, 2000 The amendments are a result of certain adjustments identified during the fourth quarter of fiscal 2000 related to inventory and beneficial conversion features of preferred stock. The effect of the adjustments was to reduce net income attributed to common shareholders for the three months ended March 31, 2000 from $143,198 as reported on Form 10-Q to $109,694 as reported in this Form 10-Q/A. Basic earnings per share was reduced from $0.02 to $0.01 and diluted earnings per share was reduced from $0.02 to $0.01. For the 9 months ended December 31, 1999, the amendments resulted in a reduction of income attributed to common shareholders from $1,924,453 as reported on Form 10-Q to $1,083,262 as reported in this Form 10-Q/A. Basic earnings per share was reduced from $0.25 to $0.14 and diluted earnings per share was reduced from $0.21 to $0.13.

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

NOTE 3  -     INVENTORIES

              Inventories at the end of interim periods are based on perpetual inventory records and physical counts. Inventories consist of the following:

                                                        March 31,
                                                          2000        June 30,
                                                      (Unaudited)       1999
                                                     -----------    -----------
         Raw materials and work in progress          $12,083,188     $5,938,552
         Finished goods                                  711,425        146,157
                                                     -----------    -----------
                                                     $12,794,613    $ 6,084,709
                                                     ===========    ===========

NOTE 4 - UNCOMPLETED CONTRACTS

              The costs and estimated earnings in excess of billings on uncompleted contracts consist of the following:

                                                       March 31,
                                                         2000         June 30,
                                                     (unaudited)        1999
                                                     -----------    -----------
         Costs incurred on uncompleted contracts
           in progress                               $10,777,427    $ 5,851,502
         Estimated earnings                            5,680,910      3,441,933
                                                     -----------    -----------
                                                      16,458,337      9,293,435
                                                     -----------    -----------
         Billings to date                             (9,121,239)    (5,042,727)
                                                     -----------    -----------
                                                     $ 7,337,098    $ 4,250,708
                                                     ===========    ===========

         Included in the accompanying balance sheets under the following captions:

         Costs and estimated earnings in excess
           of billings on uncompleted
           contracts in progress                     $  ,568,418    $ 4,442,012
         Billings in excess of costs and
           estimated earnings on uncompleted
           contracts in progress                        (231,320)      (191,304)
                                                     -----------    -----------
                                                     $ 7,337,098    $ 4,250,708
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

NOTE 7 - LOSS FROM FIRE

              During December 1999, a fire occurred in a sign sold by us. We are continuing to gather information about the cause of the fire, however, information gathered to date indicates that a component provided by a vendor may have been faulty and there is no overall flaw in our products. In May 2000, our insurance carrier denied coverage for this loss. We will continue to investigate this fire to identify any opportunities that may be available to be reimbursed for this loss, either through insurance or through subcontracts. Based upon the information currently available, it is impossible to know whether any such reimbursement efforts will be successful. Accordingly, we recorded a loss from fire for $500,000 during the third quarter of fiscal 2000.

NOTE 8 - EARNINGS PER SHARE

              Diluted earnings per share are calculated as follows:

                                             Nine months ended            Three months ended
                                            March 31 (unaudited)         March 31 (unaudited)
                                         --------------------------   --------------------------
                                             2000           1999          2000           1999
                                         -----------    -----------   -----------    -----------
Net income                               $ 1,408,262    $ 1,851,446   $   175,319    $    33,490
Preferred dividends and beneficial
     conversion features                    (325,000)          --         (65,625)          --
Convertible debt interest, net                  --          172,669          --           53,993
                                         -----------    -----------   -----------    -----------
Net income for purposes of calculating
    diluted earnings per share           $ 1,083,262    $ 2,024,115   $   109,694    $    87,483
                                         -----------    -----------   -----------    -----------

Basic weighted average shares              7,630,196      5,696,083     7,944,991      6,137,998
Convertible securities                          --          934,862          --          934,862
Options and warrants                         364,491      1,318,049       347,293      1,394,779
Acquisition contingent shares                290,150        109,148       299,250        327,442
                                         -----------    -----------   -----------    -----------
Diluted weighted average shares            8,284,837      8,058,142     8,591,534      8,795,081
                                         -----------    -----------   -----------    -----------
Diluted earnings per share               $       .13    $       .25   $       .01    $       .01
                                         -----------    -----------   -----------    -----------


NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

              Cash payments for interest and taxes totaled $1,067,786 and $153,000, respectively, for the first three quarters of fiscal 2000, and $901,166 and $1,122,739, respectively, for the first three quarters of fiscal 1999. The following summarizes noncash investing and financing transactions for the nine months ended March 31, 2000 and 1999:

                                                          2000            1999
                                                      ----------      ----------


   Equity issued for the acquisition of Lockwood      $1,909,000             -
   Issuance of common stock for 5% stock dividend      1,791,637       1,320,045
   Capital lease obligations incurred
        to acquire fixed assets                          924,440             -
   Contributions of common stock to 401(k) plan          256,882         195,003
   Stock issued for employee bonuses                      64,795          61,274
   Fair value of stock options issued for
        investment consulting services                       -            76,950
   Accrued preferred stock dividends                      21,875             -

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

              The following table shows sales and operating income from continuing operations and other financial information by segment:

                                      Nine months ended               Three months ended
                                     March 31 (unaudited)            March 31 (unaudited)
                                ----------------------------    ----------------------------
                                     2000            1999            2000            1999
                                ------------    ------------    ------------    ------------
Sales to external customers
    Displays                    $ 65,664,338    $ 47,263,091    $ 20,275,587    $ 13,632,362
    Other                          1,236,308       1,191,580         458,463         350,679
                                ------------    ------------    ------------    ------------
                                $ 66,900,646    $ 48,454,671    $ 20,734,050    $ 13,983,041
                                ============    ============    ============    ============

Operating income
    Displays                    $  4,714,451    $  4,748,252    $    953,120    $    497,848
    Other                            217,170         233,125         123,818          24,584
    Corporate expenses            (1,483,167)     (1,091,851)       (349,856)       (203,681)
                                ------------    ------------    ------------    ------------
                                $  3,448,454    $  3,889,526    $    727,082    $    318,751
                                ============    ============    ============    ============

Depreciation and amortization
    Displays                    $  1,373,760    $    642,512    $    536,430    $    222,645
    Other                             28,813          27,347           9,747           6,864
    Corporate                         68,413          49,851          23,361          19,557
                                ------------    ------------    ------------    ------------
                                $  1,470,986    $    719,710    $    569,538    $    249,066
                                ============    ============    ============    ============

Interest income
    Displays                    $    250,560    $     54,262    $     59,205    $     18,051
    Other                               --              --              --              --
    Corporate                           --              --              --              --
                                ------------    ------------    ------------    ------------
                                $    250,560    $     54,262    $     59,205    $     18,051
                                ============    ============    ============    ============

Interest expense
    Displays                    $    546,501    $    476,694    $    241,236    $    171,723
    Other                               --              --              --              --
    Corporate                        918,597         446,854         299,630         133,627
                                ------------    ------------    ------------    ------------
                                $  1,465,098    $    923,548    $    540,866    $    305,350
                                ============    ============    ============    ============

                                      -9-

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







              (THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

                   DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            ---------------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

              The following discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations set forth in our Annual Report on Form 10_KSB for the year ended June 30, 1999, filed with the Securities and Exchange Commission on September 28, 1999, which discussion is incorporated herein by reference.

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

NINE MONTHS ENDED MARCH 31, 2000 VS. MARCH 31, 1999
---------------------------------------------------

              Our sales for the nine months ended March 31, 2000 increased by $18,445,975, or 38% over the same period in the prior year. Operating income decreased by $441,072, or 11%, while income before provision for income taxes decreased by $707,184, or 23%. Net income for the nine months ended March 31, 2000 decreased by $443,184, or 24% over the same period in the prior year. The results of operations for the nine months ended March 31, 2000 include a one-time pre-tax charge of $500,000 ($.03 per diluted share) related to a loss incurred by us due to a fire.

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

              Our overall gross profit margin dropped to 30.9% of sales for the nine months ended March 31, 2000 from 34.7% for the same period of the previous year. The drop in gross margin is due to the drop in margins on the display segment from 34% to 30%, while the margins from other our segment increased from 54% to 56%. The decrease in margins on display segment sales is a result of a change in the sales mix from the same period last year. The current year period includes a significant amount of low margin work on certain national accounts that is expected to produce higher margins in future periods. A significant portion of the higher margin work with these national accounts has been secured for production during our fourth quarter.

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

              Operating expenses for the nine months ended March 31, 2000 also include a one-time pre-tax charge of $500,000 relating to a fire which occurred in December 1999 in a sign sold by us. We are continuing to gather information about the cause of the fire, however, information gathered to date indicates that a component provided by a vendor may have been faulty and there is no overall flaw in our products. In May 2000, our insurance carrier denied coverage for this loss. We will continue to investigate this fire to identify any opportunities that may be available to be reimbursed for this loss, either through insurance or through subcontracts. Based upon the information currently available, it is impossible to know whether any such reimbursement efforts will be successful.

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

              Net income decreased by 24%, from $1,851,446 for the nine months ended March 31, 1999 to $1,408,262 for the nine months ended March 31, 2000. Basic earnings per share decreased by 56% from $0.32 per share for the first nine months of fiscal 1999 to $0.14 per share for the first nine months of fiscal 2000, due in part to the 34% increase in weighted average shares outstanding. Diluted earnings per share decreased by 48% from $0.25 for the nine months ended March 31, 1999 to $0.13 for the nine months ended March 31, 2000.

              The increase in our weighted average shares outstanding is primarily due to shares issued in the acquisition of Lockwood, as well as the convertible preferred stock issued in August 1999 for net proceeds of $4,946,000. A portion of these proceeds was used to fund the Lockwood acquisition and $500,000 was invested in convertible preferred stock of AmeriVision Outdoor, Inc. The remainder is held for future acquisitions and working capital.

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


THREE MONTHS ENDED MARCH 31, 2000 VS. MARCH 31, 1999
----------------------------------------------------

              Our sales for the quarter ended March 31, 2000 increased by $6,751,009, or 48% over the same quarter in the prior year. Operating income increased by $408,331, or 128%, while net income increased by $141,829. The results of operations for the three months ended March 31, 2000 include a one-time pre-tax charge of $500,000 ($.03 per diluted share) related to a loss incurred by us due to a fire, as previously discussed.

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

              Our overall gross profit margins decreased slightly to 32.9% for the quarter ended March 31, 2000, compared to 33.7% for the same quarter of the previous year. Margins in the display segment remained relatively stable at 32.3% for the quarter ended March 31, 2000, compared to 32.9% for the same quarter of the previous year, while margins in our other segment dropped from 57% to 56%.

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

              Operating expenses for the three months ended March 31, 2000 also include a one-time pre-tax charge of $500,000 relating to a fire which occurred in December 1999 in a sign sold by us. We are continuing to gather information about the cause of the fire, however, information gathered to date indicates that a component provided by a vendor may have been faulty and there is no overall flaw in our products. In May 1999, our insurance carrier denied coverage for this loss. We will continue to investigate this fire to identify any opportunities that may be available to be reimbursed for this loss, either through insurance or through subcontracts. Based upon the information currently available, it is impossible to know whether any such reimbursement efforts will be successful.

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

              Net income increased by $141,829 from $33,490 for the three months ended March 31, 1999 to $175,319 for the three months ended March 31, 2000. On a per share basis, both basic and diluted earnings per share were consistent at $0.01 per share for the third quarter of fiscal 1999 and fiscal 2000. Basic weighted average shares increased by 29% and a diluted weighted average shares decrease by 2%.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

              Net cash used for operating activities for the nine months ended March 31, 2000 was $7,014,965. Net income for the period provided cash of $3,138,754, net of non-cash charges for depreciation and amortization, gains on fixed asset sales, stock contributions to our 401(k) plan, the change in deferred income taxes and other non-cash items. This cash provided was offset by a net change of $10,153,719 in our operating assets and liabilities, consisting primarily of increases in inventories and receivables.

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

ITEM 2. CHANGES IN SECURITIES.
------------------------------
              Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
----------------------------------------
              Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY - HOLDERS.
------------------------------------------------------------
              Not applicable

ITEM 5. OTHER INFORMATION.
--------------------------
              Not applicable.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM 8-K.
-----------------------------------------------
              Current report on Form 8-K filed on March 16, 2000.


                                   SIGNATURES
                                   ----------

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     DISPLAY TECHNOLOGIES, INC.


Date: November 202000                By:  /S/ J. WILLIAM BRANDNER
                                          --------------------------------------
                                          J. William Brandner, President & Chief
                                          Executive Officer

                                     By:  /s/ TODD D. THRASHER
                                          --------------------------------------
                                          Todd D. Thrasher, Vice President &
                                          Treasurer, Chief Financial Officer and
                                          Chief Accounting Officer