Form 10-Q
period 2000-09-30
DISPLAY TECHNOLOGIES INC
filed 2000-11-20
CIK 718660

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              -----------------------------------------------------


                                    FORM 10-Q

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934


       For the Quarterly Period Ended September 30, 2000

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

                                                                 [X] Yes  [ ] No

   As of November 14, 2000, 8,561,750 shares of Common Stock were outstanding.

================================================================================

                         PART 1 - FINANCIAL INFORMATION
                   DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                       September 30,
                                                                           2000
                                                                        (unaudited)      June 30, 2000
                                                                        ------------      ------------
                                                 ASSETS
Current Assets:
     Cash                                                               $    422,620      $    385,427
     Accounts receivable:
         Trade, less allowance for doubtful accounts of
           $693,791 and $791,240                                          15,307,808        20,967,581
         AmeriVision Outdoor, Inc.                                           904,197         1,782,691
         Other                                                             2,166,703         1,908,073
     Inventories                                                          12,917,360         9,073,902
     Costs and estimated earnings in excess of billings
         on uncompleted contracts                                          2,539,867         5,119,693
     Prepaid expenses                                                        788,313           633,184
     Deferred tax assets                                                     610,000           821,000
                                                                        ------------      ------------
         Total current assets                                             35,656,868        40,691,551
                                                                        ------------      ------------
Property, plant and equipment, less accumulated depreciation              13,306,219        12,993,245
                                                                        ------------      ------------
Other assets:
     Intangibles, less accumulated amortization                           15,967,552        15,387,092
     Investment in preferred stock of AmeriVision Outdoor, Inc.              500,000           500,000
     Advances to AmeriVision Outdoor, Inc.                                 2,768,148         1,973,099
     Deferred tax assets                                                     415,000              --
     Other                                                                 2,947,138         3,644,815
                                                                        ------------      ------------
         Total other assets                                               22,597,838        21,505,006
                                                                        ------------      ------------
                                                                        $ 71,560,925      $ 75,189,802
                                                                        ============      ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Line of credit                                                     $ 12,356,097      $ 18,826,857
     Current maturities of long-term debt                                  9,729,144         9,358,567
     Accounts payable                                                     10,454,651         7,552,532
     Customer deposits                                                     4,038,615         1,800,507
     Accrued expenses                                                      3,289,191         3,949,374
     Billings in excess of costs and estimated earnings on
       uncompleted contracts                                                    --             148,377
     Current portion of obligations under capital leases                   1,024,891           906,595
     Other current liabilities                                               876,027              --
                                                                        ------------      ------------
         Total current liabilities                                        41,768,616        42,542,809
                                                                        ------------      ------------
Non-current liabilities:
     Long-term debt, less current maturities                               1,498,978         1,928,628
     Obligations under capital leases, less current portion                1,543,047         1,578,977
     Deferred tax liabilities                                                   --             709,000
     Other long term liabilities                                             377,315              --
                                                                        ------------      ------------
         Total non-current liabilities                                     3,419,340         4,216,605
                                                                        ------------      ------------
Stockholders' equity:
     Preferred stock                                                       5,000,000         5,000,000
     Common stock                                                              8,343             8,304
     Additional paid-in capital                                           24,427,527        24,396,858
     Accumulated deficit                                                  (3,048,726)         (974,774)
     Accumulated other comprehensive income:
         Foreign currency translation adjustment                             (14,175)             --
                                                                        ------------      ------------
         Total stockholders' equity                                       26,372,969        28,430,388
                                                                        ------------      ------------
                                                                        $ 71,560,925      $ 75,189,802
                                                                        ============      ============

     See accompanying notes to condensed consolidated financial statements.

                   DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three months ended
                                                                 September 30,
                                                        ------------------------------
                                                            2000              1999
                                                        ------------      ------------
Sales                                                   $ 15,608,799      $ 23,096,557
Costs of sales                                            12,368,067        16,212,463
                                                        ------------      ------------

Gross profit                                               3,240,732         6,884,094
                                                        ------------      ------------
Operating expenses:
     Selling                                               2,331,244         2,940,511
     General and administrative                            3,604,250         2,823,096
                                                        ------------      ------------
Total operating expenses                                   5,935,494         5,763,607
                                                        ------------      ------------
Income (loss) from operations                             (2,694,762)        1,120,487
                                                        ------------      ------------
Other income (expense):
     Interest income                                          86,070            43,426
     Interest expense                                       (765,491)         (432,899)
     Gain on disposals of property and equipment               1,420             6,845
     Other                                                    31,395            30,116
                                                        ------------      ------------
                                                            (646,606)         (352,512)
                                                        ------------      ------------
Income (loss) before provision for income taxes           (3,341,368)          767,975
Provision (benefit) for income taxes                      (1,270,000)          303,000
                                                        ------------      ------------
Net income (loss)                                         (2,071,368)          464,975
Preferred dividends                                          (65,625)         (193,750)
                                                        ------------      ------------
Net income (loss) attributed to common shareholders       (2,136,993)          271,225
Other comprehensive income (loss), net of taxes:
     Foreign currency translation adjustment                 (14,175)             --
                                                        ------------      ------------
Comprehensive income (loss)                             $ (2,151,168)     $    271,255
                                                        ============      ============
Earnings (loss) per common share:
     Basic                                              $      (0.26)     $       0.04
                                                        ============      ============
     Diluted                                            $      (0.26)     $       0.04
                                                        ============      ============
Weighted average shares outstanding:
     Basic                                                 8,329,751         6,803,893
                                                        ============      ============
     Diluted                                               8,329,751         6,803,893
                                                        ============      ============

     See accompanying notes to condensed consolidated financial statements.

                   DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Three Months Ended September 30,
                                                                 ----------------------------
                                                                     2000             1999
                                                                 -----------      -----------
Cash flows from operating activities:
     Net income (loss)                                           $(2,071,368)     $   464,975
     Adjustments to reconcile net income (loss) to net cash
       provided (used for) operating activities:
         Depreciation and amortization                               586,361          394,970
         Gain on disposal of property and equipment                   (1,420)          (6,845)
         Contribution of common stock to 401(k) plan                  89,627           86,449
         Change in deferred income taxes                            (913,000)          12,000
         Other                                                       377,315            8,372
         Changes in operating assets and liabilities, net of
           effects of acquisitions:
              Accounts receivable, trade                           7,084,249       (1,096,279)
              Other receivables                                   (1,220,211)        (834,936)
              Inventories, including adjustments to costs,
                   billings and estimated earnings                  (769,454)      (3,661,058)
              Prepaid expenses                                      (151,263)         285,381
              Accounts payable                                     2,652,531        1,257,179
              Customer deposits                                    2,238,108          322,593
              Accrued expenses                                      (515,422)         412,545
              Other                                                  (22,900)          28,680
                                                                 -----------      -----------
Net cash provided by (used for) operating activities               7,363,153       (2,325,974)
                                                                 -----------      -----------
Cash flows from investing activities:
     Purchase of property, plant and equipment                      (150,599)        (539,961)
     Business acquisitions, net of cash acquired                     (12,290)      (1,844,980)
     Proceeds from sales of property, plant and equipment              4,020           37,059
     Other investing activities                                        3,485             --
                                                                 -----------      -----------
Net cash used for investing activities                              (155,384)      (2,347,882)
                                                                 -----------      -----------
Cash flows from financing activities:
     Net change in line of credit borrowings                      (6,470,760)         860,581
     Principal payments on notes payable                            (307,722)        (608,676)
     Proceeds from sales of stock, including option and
         warrant exercises, net of issuance costs                      4,120           67,509
     Payments on capital lease obligations                          (214,672)        (197,379)
     Proceeds from the sale of preferred stock, net                     --          4,946,000
     Payment of preferred stock dividends                            (65,625)         (43,750)
     Other financing activities                                     (101,742)         (18,496)
                                                                 -----------      -----------
Net cash provided by (used for) financing activities              (7,156,401)       5,005,789
                                                                 -----------      -----------
Effect of exchange rate changes on cash                              (14,175)            --

Increase in cash                                                      37,193          331,933
Cash, beginning of period                                            385,427           79,832
                                                                 -----------      -----------
Cash, end of period                                              $   422,620      $   411,765
                                                                 ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                   DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

              The financial information included herein is unaudited and does not include all of the information and disclosures required by generally accepted accounting principles; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cashflows for the interim periods. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentations. As discussed in Note 13, we have amended the previously published results of operations for the quarter ended September 30, 1999. This report should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2000.

              Our financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Currently, potential events of default exist on our existing working capital line of credit facility and other long-term debt financing. These potential events of default include violations of certain financial and operating covenants and an over advanced position on our line of credit. On September 26, 2000 the Company and the bank executed a forbearance agreement which waived covenant violations, but extended the payment terms on the line of credit and certain notes payable totaling $4,545,000 to October 31, 2000. On October 31, 2000, the Company and the bank executed an extension to the forbearance agreement which extended payment terms to January 15, 2001. In addition, on November 8, 2000, a bank with a loan to our Lockwood subsidiary demanded payment of approximately $650,000 to satisfy outstanding balances. We are attempting to negotiate with the lender on the settlement of this matter.

              Management does not believe that we will be able to repay the over advanced amount under the line of credit agreement through operating cash flow during the current forbearance period. In addition, management does not believe that we will be able to comply with the financial covenants required by the security agreement during fiscal 2001. Accordingly, management is continuing to actively pursue replacement financing from alternative lenders and exploring opportunities to sell certain assets. In addition, our Board of Directors has engaged an investment banking firm to help evaluate strategic alternatives that may be available. These alternatives may include a sale of all or portions of the Company to, or a merger with, various third parties.

              If we are unable to extend the term of the forbearance period, secure additional or replacement financing, or secure a sale of all or portions of the Company before the end of the forbearance period on January 15, 2001, our current lender may declare an event of default under the existing loan and security agreement causing the balance due under our line of credit agreement and other loans to become due and payable immediately. While pursuing additional debt and equity funding, we must continue to operate on limited cash flow generated through operations and the continued support and forbearance of the Bank will be required, although this is not assured.

              We continue to minimize our working capital requirements by implementing various operational changes designed to improve operating results in future periods. These changes include personnel reductions, elimination of non-essential expenditures, management and executive compensation freezes, manufacturing plant consolidation, a more detailed review of customer credit decisions and the suspension of acquisition activities. We are continuing to evaluate our performance to identify additional areas of cost savings that may be available.

              Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

              The results of operations and cashflows for the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - ACQUISITIONS

              Effective July 1, 2000, we acquired Hamilton Digital Designs Ltd. ("Hamilton"), a commercial sign manufacturer with facilities located in Province of Ontario, Canada. The purchase price for Hamilton was a total of $1,361,062. Of this amount, $707,483 has been paid with the remaining $653,579 to be paid and included in other current liabilities on the September 30, 2000 balance sheet. The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of the net assets acquired was $709,304, which has been accounted for as goodwill and is being amortized over 20 years. The operating results of Hamilton are included in our consolidated results of operations from the date of the acquisition. The Hamilton acquisition was not deemed to be significant and, accordingly, proforma results of operations are not presented.

              Effective July 1, 1999, we acquired all of the outstanding common stock of Lockwood Sign Group, Inc. ("Lockwood") in exchange for 435,750 shares (as restated for the December 20, 1999 5% stock dividend) of our common stock valued at $1,909,000 and $1,900,000 in cash. In October, 2000 an additional 150,869 shares ("contingent shares") of our common stock were issued to the previous owners of Lockwood based upon Lockwood's operating results for the year ended June 30, 2000. The contingent shares were issuable at a rate of approximately 27,000 shares for each $25,000 of contributed net income for fiscal 2000 in excess of $350,000 up to the maximum of 299,250 shares to be issued for contributed net income for fiscal 2000 of $625,000 or higher. The contingent shares are subject to a price guarantee of $4.38 per share. If our common stock does not trade at an average price of at least $4.38 per share for a consecutive 20 day period in the 12 months subsequent to the issuance of the contingent shares, an additional payment to the prior Lockwood shareholders will be required. The payment can be made, at our option, in cash, promissary notes, or common stock. The amount of the payment is based upon the difference between the $4.38 target price and the highest 20-day average trading price during the contingency period.

              The Lockwood acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of the net assets acquired was $4,503,058, which has been accounted for as goodwill and is being amortized over 40 years. The operating results of Lockwood are included in our consolidated results of operations from the date of the acquisition.

NOTE 3 - COMPREHENSIVE INCOME

              SFAS 130, "Reporting Comprehensive Income", was adopted during the fiscal year ended June 30, 1999. The standard establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes a foreign currency translation adjustment and is included as a component of stockholders' equity.

NOTE 4 - AMERIVISION OUTDOOR, INC.

              AmeriVision Outdoor, Inc. ("AmeriVision") is an electronic advertising media company. They own and operate a network of electronic billboards at various locations throughout the United States. At September 30, 2000, the network consisted of 9 electronic billboards.

              AmeriVision is a start up enterprise that was founded in August, 1998. On June 28, 1999, we acquired 100% of the preferred stock of AmeriVision in exchange for $500,000 which is carried at cost. The preferred stock is convertible into an 80% common stock position upon the occurrence of certain events. Specifically, the preferred stock is convertible when AmeriVision reports net income of $150,000 per month for 3 consecutive months or if there is a material adverse change in the operations of AmeriVision. We also hold options to acquire the remaining 20% common stock ownership if and when the preferred stock is converted. The option price is calculated based upon a formula defined in the option agreement.

NOTE 5 - INVENTORIES

              Inventories are based on perpetual inventory records and physical counts. Inventories consisted of the following:

                                                    September 30,
                                                         2000          June 30,
                                                     (unaudited)         2000
                                                     -----------     -----------

              Raw materials and work in progress     $11,354,454     $ 8,842,707
              Finished goods                           1,562,906         231,195
                                                     -----------     -----------

                                                     $12,917,360     $ 9,073,902
                                                     ===========     ===========

NOTE 6 - UNCOMPLETED CONTRACTS

              The costs and estimated earnings in excess of billings on uncompleted contracts consisted of the following:

                                                          September 30,
                                                              2000            June 30,
                                                           (unaudited)          2000
                                                          ------------      ------------

              Costs incurred on uncompleted contracts     $  2,912,080      $  7,112,420
              Estimated earnings                               805,133         4,957,706
                                                          ------------      ------------

                                                             3,717,213        12,070,126

              Billings to date                              (1,177,346)       (7,098,810)
                                                          ------------      ------------
                                                          $  2,539,867      $  4,971,316
                                                          ============      ============

              Included in the accompanying balance sheet under the following captions:

              Costs and estimated earnings in excess of
                   billings on completed contracts          $ 2,539,867     $ 5,119,693
              Billings in excess of costs and estimated
                   earnings on completed contracts                 --          (148,377)
                                                            -----------     -----------
                                                            $ 2,539,867     $ 4,971,316
                                                            ===========     ===========

NOTE 7 - REVOLVING LINE OF CREDIT

              We have a $23 million revolving line of credit with a national bank. Borrowings against this line of credit are limited to the lesser of $23 million or the sum of 80% of eligible receivables and 50% of eligibles inventories as defined in the line of credit agreement (the "collateral base"). The line of credit bears interest, at our option, at either (a) three quarters of a percent over the bank's prime rate or (b) 325 basis points over LIBOR and matures June 30, 2002. The line of credit is secured by a security agreement which covers substantially all of our assets with the exception of specific real estate and equipment and is cross-collateralized with the two letters of credit from the same lender and the $4,545,000 in notes payable secured by the letters of credit. As of September 30, 2000, $12,356,097 was borrowed against this line of credit.

              This line of credit contains certain financial and operating covenants. As of September 30, 2000, we were in violation of certain of these covenants. Furthermore, borrowings under the line of credit exceeded the permitted borrowing base creating an over advanced position on the line and, as of November 14, 2000, the over advanced amount was $2,272,000. The violations of the financial and operating covenants, as well as the over advanced position created potential events of default under the security agreement that secures the line of credit. If the bank were to declare an event of default because of these violations of the loan and security agreement, the full balance of the line of credit would be due and payable immediately.

              On September 26, 2000, we entered into an agreement (the "forbearance agreement") with the bank whereby the bank has agreed to forbear from declaring an event of default through October 31, 2000. On October 31, 2000 the forbearance agreement was extended to January 15, 2001. Under the terms of the forbearance agreement, our option of selecting a LIBOR rate for the loan is withdrawn and the line of credit bears interest at a rate two percentage points higher than the rate defined in the loan agreement. At September 30, 2000, the interest rate was 11.5%. Because the forbearance period ends on January 15, 2001, the balance outstanding on the line of credit has been classified on the balance sheet as a current liability. For additional information, see Note 1.

NOTE 8 - CAPITAL STOCK

              During the three months ended September 30, 2000, a total of 8,078 options to purchase our common stock were exercised for total cash proceeds of $4,120.

              Also during the three months ended September 30, 2000, 30,506 shares of our common stock valued at $89,627 were issued in connection with our 401(k) plan matching contribution.

              Cash dividends of $65,625 on our preferred stock were declared during the three months ended September 30, 2000.

              On August 30, 2000 the Board of Directors extended the expiration date of certain employee stock options that had originally been scheduled to expire on August 31, 2000 and September 7, 2000. A total of 118,865 options with an exercise price of $0.62 and 66,154 options with an exercise price of $0.51 were extended until December 31, 2000. The effects of this modification resulted in a non-cash charge of $377,315 which was recognized in the first quarter of Fiscal 2001. Prospectively, such options are considered variable awards and will be subject to changes in the fair market value of the Company's common stock.

NOTE 9 - EARNINGS (LOSS) PER SHARE

              The effects of options, warrants and other common stock equivalents were anti-dilutive for the three months ended September 30, 2000 and 1999. Accordingly, these items were excluded from the calculation of diluted earnings per share and there were no differences between basic earnings per share and diluted earnings per share.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

              The following summarizes noncash investing and financing transactions during the three months ended September 30, 2000 and 1999:

                                                                      (unaudited)
                                                                      September 30,
                                                                   2000           1999
                                                                ----------     ----------
              Cash paid for interest                            $  712,190     $  232,253
              Capital lease obligations incurred to acquire
                      fixed assets                                 476,323        814,232
              Debt incurred to acquire Hamilton Digital            653,580           --
              Contribution of common stock to 401(k) plan           89,627         86,448
              Stock issued for employee bonuses                       --           64,795
              Equity issued for the acquisition of Lockwood           --        1,909,000
              Extension of employee stock options                  377,315           --

NOTE 11 - INDUSTRY SEGMENTS

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

              The following table shows sales and operating income from continuing operations and other financial information by segment:

                                                         (unaudited)
                                                         September 30,
                                                    2000              1999
                                                ------------      ------------
              Sales to external customers
                      Displays                  $ 15,165,613      $ 22,684,373
                      Other                          443,186           412,184
                                                ------------      ------------
                                                $ 15,608,799      $ 23,096,557
                                                ============      ============
              Operating income (loss)
                      Displays                  $ (1,972,993)     $  1,654,043
                      Other                          115,285            64,959
                      Corporate expenses            (837,054)         (598,515)
                                                ------------      ------------
                                                $ (2,694,762)     $  1,120,487
                                                ============      ============
              Depreciation and amortization
                      Displays                  $    553,415      $    363,336
                      Other                            8,574             9,410
                      Corporate                       24,372            22,224
                                                ------------      ------------
                                                $    586,361      $    394,970
                                                ============      ============
              Interest income
                      Displays                  $     86,070      $     43,426
                      Other                             --                --
                      Corporate                         --                --
                                                ------------      ------------
                                                $     86,070      $     43,426
                                                ============      ============
              Interest expense
                      Displays                  $    418,016      $    143,352
                      Other                             --                  21
                      Corporate                      347,475           289,526
                                                ------------      ------------
                                                $    765,491      $    432,899
                                                ============      ============
              Capital expenditures
                      Displays                  $    123,340      $    493,307
                      Other                           26,831            37,436
                      Corporate                          428             9,218
                                                ------------      ------------
                                                $    150,599      $    539,961
                                                ============      ============

NOTE 12 - RECENT ACCOUNTING PRONOUNCEMENTS

              In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. FAS 133, as amended by FAS 137, is effective for periods beginning after June 15, 2000. We have not entered into derivative contracts. Accordingly, FAS 133 has not effected our financial statements.

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

NOTE 13 -     AMENDMENT TO PRIOR YEAR FORM 10-Q

              An amendment to Form 10-Q for the period ended September 30, 1999 was filed with the Securities and Exchange Commission on Form 10-Q1A on November 20, 2000. The effects of that amendment are reflected in the prior year financial statements included in this Form 10-Q.

                PART 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

              The following discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations set forth in our Annual Report on Form 10-K for the year ended June 30, 2000, filed with the Securities and Exchange Commission on October 13, 2000, which discussion is incorporated herein by reference.

              Certain matters addressed in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to be different materially from those anticipated by our management. The Private Securities Litigation Reform Act of 1995 provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on form 10-Q are made pursuant to such act. For more information on the potential factors which could affect our financial results, reference should be made to our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

              The results of operations and cashflows for the three months ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. SEPTEMBER 30, 1999
------------------------------------------------------------

              Our sales for the quarter ended September 30, 2000 decreased by $7,487,758, or 32% over the same quarter in the prior year. Operating income decreased by $3,815,249 and net income decreased by $2,536,343.

              The decreased sales resulted from decreases in the sign and image enhancement display segment (the "display segment"). In spite of the July 1, 2000 acquisition of Hamiltion Digital Designs ("Hamilton"), which contributed sales for the quarter of $616,916, the display segment's sales decreased by $7,518,760, or 33%, while sales from our other segment increased by $31,002, or 8%, over the same quarter of the prior year.

              Excluding the effects of the acquisition, display segment sales decreased from $22,684,373 in the first quarter of fiscal 2000 to $14,548,697 in the first quarter of fiscal 2001. We experienced a decline in sales in both our commercial displays and our institutional displays, primarily at our Ad Art subsidiary. While specific reasons for the decline in sales during the period are difficult to identify, a variety of factors may have contributed to the decline in sales.

              First, there was a reduction in the amount of national account work performed during the period. Historically, we have secured large orders for national retail chains or banks to re-image their existing locations or to change the signage at retail locations that they have acquired in a merger. The volume of this type of national account work was down during the first quarter. Second, there were no sign sales to AmeriVision during the quarter as we have suspended sales to AmeriVision pending sufficient financing. Third, significant time was spent by our sales people attempting to secure large LED sales. While many of these sales are still pending and those efforts may ultimately result in sales, the efforts spent on those projects which have not yet been secured detracted from other selling efforts. Fourth, delivery dates were changed by our customers on a variety of projects at our Lockwood subsidiary which delayed revenue recognition on those projects to the second quarter. Finally, increasing interest rates during the period may have caused some customers to delay or abandon purchases that required third party financing.

              Our overall gross profit margin dropped to 20.8% for the quarter ended September 30, 2000 from 29.8% for the same quarter of the previous year. The drop in gross margin is due to the drop in margins on the display segment from 29% to 20%, while the filter sales margins increased to 62% from 58%. The decrease in margins from the display segment resulted primarily from the low sales levels during the period. As a result of these low sales levels, fixed overhead costs were absorbed by a lower sales base and resulted in significantly decreased margins. We are actively pursuing reductions in our overhead costs to improve margins in future periods.

              Selling expense decreased by 21% from $2,940,511 in the first quarter of fiscal 2000, to $2,331,244 in the first quarter of fiscal 2001. This decrease was due to decreased costs from the display segment, as the other segment's costs remained relatively consistent. Selling expenses, as a percentage of sales, increased from 13% of sales during last year's first quarter to 15% of sales during this year's first quarter. We are actively pursuing reductions in our selling costs to improve profits in future periods.

              General and administrative expenses increased from $2,823,096 to $3,604,250 for the three months ended September 30, 1999 and 2000, respectively. The display segment, which includes the effects of acquisitions, had an increase from $2,122,498 to $2,680,384 while corporate general and administrative expenses increased from $598,515 to $837,054 for the first quarters of fiscal 2000 and 2001, respectively.

              The acquisition of Hamilton Digital contributed $101,081 to the increase in the display segment's general and administrative expenses with the remaining increase of $456,805 resulting from general increases in operating costs. The most significant area of increase was depreciation expense which increased primarily as a result of a new ERP computer system that was implemented at our Ad Art subsidiary in September, 1999 and our Don Bell subsidiary in May, 2000. During the first quarter of fiscal 2001, operating expenses were being reviewed to identify areas for possible reduction. Since the completion of that review, various variable costs have been eliminated and general and administrative costs should decrease significantly in future periods.

              Corporate general and administrative expenses primarily consist of executive compensation and benefits, occupancy costs of the corporate office, and other compliance costs incurred as a result of being a public company such as legal fees, director fees, SEC and NASDAQ filing costs and investor relations and publicity costs. From the quarter ended September 30, 1999 to the quarter ended September 30, 2000 corporate general and administrative costs increased by $238,539. Corporate operating expenses for the first quarter of Fiscal 2001 include a non-cash charge of $377,315 related to the extension of certain employee stock options. Absent this non-cash charge, corporate expenses would have decreased by $138,776. A majority of this decrease resulted from decreased salaries to executives whose compensation is calculated under a formula based upon the financial performance of the Company.

              Non-operating items netted to a $352,512 expense for the first quarter in fiscal 2000 compared to a $646,606 expense in the first quarter of fiscal 2001 - a net increase in expenses of $294,094. The main component of this increase is interest expense, which increased by $332,592 or 77%, from $432,899 for the three months ended September 30, 1999 to $765,491 for the three months ended September 30, 2000. The increase in interest expense is attributable to increased debt since the prior year and higher interest rates currently being paid on our debt under the terms of our forbearance agreement with the bank. The increase in interest expense was partially offset by increases in other miscellaneous income.

              The net loss for the three months ended September 30, 2000 was $2,071,368 compared to net income for the three months ended September 30, 1999 of $464,975. On a per share basis, both basic and diluted earnings per share decreased from $0.04 per share for the first quarter of fiscal 2000 to a loss of $0.26 per share for the first quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

              Currently, potential events of default exist on our existing working capital line of credit facility and other long-term debt financing. These potential events of default include violations of certain financial and operating covenants and an over advanced position on our line of credit. On September 26, 2000 the Company and the bank executed a forbearance agreement which waived covenant violations, but extended the payment terms on the line of credit and certain notes payable totaling $4,545,000 to October 31, 2000. On October 31, 2000, the Company and the bank executed an extension to the forbearance agreement which extended payment terms to January 15, 2001. In addition, on November 8, 2000, a bank with a loan to our Lockwood subsidiary demanded payment of approximately $650,000 to satisfy outstanding balances. We are attempting to negotiate with the lender on the settlement of this matter.

              Management does not believe that we will be able to repay the over advanced amount under the line of credit agreement through operating cash flow during the current forbearance period. In addition, management does not believe that we will be able to comply with the financial covenants required by the security agreement during fiscal 2001. Accordingly, management is continuing to actively pursue replacement financing from alternative lenders and exploring opportunities to sell certain assets.

              In addition, our Board of Directors has engaged an investment banking firm to help evaluate strategic alternatives that may be available. These alternatives may include a sale of all or portions of the Company to, or a merger with, various third parties.

              If we are unable to extend the term of the forbearance period, secure additional or replacement financing, or secure a sale of all or portions of the Company before the end of the forbearance period on January 15, 2001, our current lender may declare an event of default under the existing loan and security agreement causing the balance due under our line of credit agreement and other loans to become due and payable immediately. In such a case, we may be unable to meet our current obligations and our ability to continue as a going concern may be in doubt.

              While pursuing additional debt and equity funding, we must continue to operate on limited cash flow generated through operations and the continued support and forbearance of the bank will be required, although this is not assured.

              We continue to minimize our working capital requirements by implementing various operational changes designed to improve operating results in future periods. These changes include personnel reductions, elimination of non-essential expenditures, management and executive compensation freezes, manufacturing plant consolidation, a more detailed review of customer credit decisions and the suspension of acquisition activities. We are continuing to evaluate our performance to identify additional areas of cost savings that may be available.

              Net cash received from operating activities for the quarter ended September 30, 2000 was $7,363,153. The net loss for the period net of non-cash charges for depreciation and amortization, gains on disposal of property, stock contributions to our 401(k) plan, and changes in deferred taxes reduced cash by $1,932,485. This was offset by cash provided from a net change of $9,295,638 in our operating assets and liabilities, consisting primarily of decreases in receivables and increases in accounts payable and customer deposits.

              Net cash used for investing activities for the quarter ended September 30, 2000 was $155,384, primarily for capital expenditures.

              Net cash used in financing activities for the quarter ended September 30, 2000 was $7,156,401. Of this amount, $6,470,760 was used to pay down our lines of credit, $307,722 was used for payments on notes payable and $214,672 was used for payments on our capital lease obligations. Other financing activities included the payment of preferred stock dividends of $65,625 and payments on shareholder notes of $101,742. These were offset by proceeds from the exercise of stock options of $4,120.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
----------------------------------------

              Currently, potential events of default exist on our existing working capital line of credit facility and other long-term debt financing. These potential events of default include violations of certain financial and operating covenants and an over advanced position on our line of credit. On September 26, 2000 the Company and the bank executed a forbearance agreement which waived covenant violations, but extended the payment terms on the line of credit and certain notes payable totaling $4,545,000 to October 31, 2000. On October 31, 2000, the Company and the bank executed an extension to the forbearance agreement which extended payment terms to January 15, 2001. In addition, on November 8, 2000, a bank with a loan to our Lockwood subsidiary demanded payment of approximately $650,000 to satisfy outstanding balances. We are attempting to negotiate with the lender on the settlement of this matter.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY - HOLDERS.
------------------------------------------------------------

        Not applicable.

ITEM 5. OTHER INFORMATION.
--------------------------

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

        Form 8-K Current Report of the Registrant dated September 29, 2000.

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