Form 10-Q
period 2000-12-31
DISPLAY TECHNOLOGIES INC
filed 2001-02-15
CIK 718660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-14427

DISPLAY TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	38-2286268
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5029 Edgewater Drive
Orlando, Florida	32810
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code:  (407) 521-7477

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes |X| No |_|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of February 14, 2001, 8,935,397 shares of Common Stock were outstanding.

PART I
FINANCIAL INFORMATION

Item 1.      Financial Statements.

The Company has not completed its financial statements for the fiscal quarter due to a diversion of management time resulting from, among other things: the restructuring of the Company’s credit facilities with SouthTrust Bank; change of the Company’s management; the sale of two of the Company’s subsidiaries; planning for liquidation of the Company’s subsidiary, Ad Art Electronic Sign Corporation; and the conversion of the Company’s Preferred Stock investment in AmeriVision Outdoor, Inc. to a 100% controlling Common Stock ownership position. The Company expects to complete such financial statements and to include them in this Form 10-Q by amendment no later than March 31, 2001.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.

See Item 1 above.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

PART II
OTHER INFORMATION

Item 1.      Legal Proceedings.

Not applicable.

Item 2.      Changes in Securities and Use of Proceeds.

On January 18, 2001, in connection with the restructuring of the Company’s credit facility with SouthTrust Bank and the guarantee by Raymond James Capital Partners, L.P., of a portion of such debt, the Company issued 50,000 shares of Series A-1 Convertible Preferred Stock convertible into 2,500,000 shares of Common Stock to Raymond James Capital Partners, L.P., Renaissance US Growth & Income Trust PLC, and Renaissance Capital Growth & Income Fund III, Inc. in exchange for their 50,000 outstanding shares of Series A Convertible Preferred Stock which were convertible into 1,500,300 shares of Common Stock. Except for the conversion price, the Series A-1 Convertible Preferred Stock is substantially identical to the Series A Convertible Preferred Stock. The Series A-1 Convertible Preferred Stock was issued in reliance upon exemptions from registration afforded by Section 3(a)(9) and Section 4(2) of the Securities Act of 1933.

Item 3.      Defaults Upon Senior Securities.

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.      Other Information.

Not applicable.

Item 6.      Exhibits and Reports on Form 8-K.

         (a)          The following exhibits are required to be filed with this Report on 10-Q by Item 601 of Regulation S-K.

                     Exhibits

2	Asset Purchase Agreement dated January 16, 2001 by and between Filter Systems, Inc. and La-Man Corporation (included as Exhibit 2.8 to the Company’s 8-K filed with the SEC on February 2, 2001 and incorporated here by reference).
3	Bylaws of AmeriVision Outdoor, Inc. (included as Exhibit 3.40 to the Company's 8-K filed with the SEC on February 2, 2001 and incorporated here by reference).
4.1	Certificate Designation of Display Technologies, Inc. Series A-1 Preferred Stock (included as Exhibit 4.40 to the Company's 8-K filed with the SEC on February 2, 2001 and incorporated here by reference).
4.2	Certificate of Correction of the Certificate of Designation of Display Technologies, Inc. Series A-1 Preferred Stock (included as Exhibit 4.41 to the Company’s 8-K filed with the SEC on February 2, 2001 and incorporated here by reference).
10.1	Restructuring Agreement by and among Display Technologies, Inc., Ad Art Electronic Sign Corporation, Don Bell Industries, Inc., J.M. Stewart Manufacturing, Inc., La-Man Corporation, J.M. Stewart Corporation, J.M. Stewart Industries, Inc., Vision Trust Marketing, Inc., Lockwood Sign Group, Inc., Hamilton Digital Designs Ltd., AmeriVision Outdoor, Inc. and SouthTrust Bank (included as Exhibit 10.148 to the Company's 8-K filed with the SEC on February 2, 2001 and incorporated here by reference).

10.2	Loan and Security Agreement by and among Display Technologies, Inc., Don Bell Industries, Inc., J.M. Stewart Manufacturing, Inc., La-Man Corporation, J.M. Stewart Corporation, J.M. Stewart Industries, Inc., Vision Trust Marketing, Inc., Lockwood Sign Group, Inc., AmeriVision Outdoor, Inc. and SouthTrust Bank (included as Exhibit 10.149 to the Company's 8-K filed with the SEC on February 2, 2001 and incorporated here by reference).
10.3	Loan and Security Agreement by and among Ad Art Electronic Sign Corporation, Hamilton Digital Designs Ltd. and SouthTrust Bank (included as Exhibit 10.150 to the Company's 8-K filed with the SEC on February 2, 2001 and incorporated here by reference)
10.4	Agreement to Provide Guarantee by and among Display Technologies, Inc., Raymond James Capital Partners, L.P., Renaissance Capital Growth & Income Fund III, Inc., and Renaissance U.S. Growth & Income Trust PLC (included as Exhibit 10.151 to the Company's 8-K filed with the SEC on February 2, 2001 and incorporated here by reference).
10.5	Amended and Restated Investors' Rights Agreement by and among Display Technologies, Inc. and the entities listed on Exhibit A thereto (included as Exhibit 10.152 to the Company's 8-K filed with the SEC on February 2, 2001 and incorporated here by reference).
10.6	Subordinated Promissory Note in the principal amount of $1,750,000 from Display Technologies, Inc. to Raymond James Capital Partners L.P. (included as Exhibit 10.153 to the Company's 8-K filed with the SEC on February 2, 2001 and incorporated here by reference).
10.7	First Amendment to 8.75% Convertible Debenture between Display Technologies, Inc. and Renaissance Capital Growth & Income Fund III, Inc. (included as Exhibit 10.154 to the Company's 8-K filed with the SEC on February 2, 2001 and incorporated here by reference)
10.8	First Amendment to 8.75% Convertible Debenture between Display Technologies, Inc. and Renaissance U.S. Growth & Income Trust PLC (included as Exhibit 10.155 to the Company's 8-K filed with the SEC on February 2, 2001 and incorporated here by reference).
10.9	Stock Purchase Warrant issued by Display Technologies, Inc. to Raymond James Capital Partners L.P. for the purchase of up to 2,143,000 shares of common stock (included as Exhibit 10.156 to the Company's 8-K filed with the SEC on February 2, 2001 and incorporated here by reference).
10.10	Stock Purchase Warrant issued by Display Technologies, Inc. to The Frost National Bank f/b/o Renaissance U.S. Growth & Income Trust PLC to purchase up to 857,000 shares of common stock (included as Exhibit 10.157 to the Company's 8-K filed with the SEC on February 2, 2001 and incorporated here by reference).

           b.           The Company filed a Form 8-K Current Report on February 2, 2001 to disclose information for Items 1, 4, 5 and 7(c) of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISPLAY TECHNOLOGIES, INC. (Registrant)
By: /s/ James C. Taylor
James C. Taylor, President and Chief Executive Officer
By: /s/ Todd D. Thrasher
Date: February 14, 2001	Todd D. Thrasher, Chief Accounting Officer