Form 10-Q
period 2001-03-31
DISPLAY TECHNOLOGIES INC
filed 2001-11-21
CIK 718660

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the Quarterly Period Ended March 31, 2001	Commission file number 0–14427

DISPLAY TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	38–2286268

(State or other jurisdiction of incorporation or other organization)	(I.R.S. Employer Identification Number)

201 McCullough Drive, Suite 220, Charlotte, NC 28261 (704) 548–1931
 (Address, including zip code, and telephone number, including area code, of registrant’s office)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

[   ] Yes     [X] No

As of June 22,2001, 8,561,750 shares of Common Stock were outstanding.

ITEM 1 – FINANCIAL INFORMATION

DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
	March 31, 2001 (unaudited)	June 30, 2000

ASSETS
Current Assets:
Cash	$286,976	$385,427
Accounts receivable:
Trade, less allowance for doubtful accounts of $3,607,007 and $791,240	7,202,836	20,967,581
AmeriVision Outdoor, Inc.	–	1,782,691
Other	1,635,003	1,908,073
Inventories	2,462,953	9,073,902
Costs and estimated earnings in excess of billings on uncompleted contracts	1,833,460	5,119,693
Prepaid expenses	665,951	633,184
Deferred tax assets	–	821,000

Total current assets	$14,087,179	$40,691,551

Property, plant and equipment, less accumulated depreciation	8,580,679	12,993,245

Other assets:
Assets held for sale	2,530,000	–
Intangibles, less accumulated amortization	6,825,199	15,387,092
Investment in preferred stock of AmeriVision Outdoor, Inc.	–	500,000
Advances to AmeriVision Outdoor, Inc.	–	1,973,099
Other	220,338	3,644,815

Total other assets	9,575,537	21,505,006

	$32,243,395	$75,189,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$14,169,333	$18,826,857
Current maturities of long–term debt	8,978,532	9,358,567
Accounts payable	6,990,727	7,552,532
Customer deposits	992,769	1,800,507
Accrued expenses	2,757,163	3,949,374
Billings in excess of costs and estimated earnings on uncompleted contracts	–	148,377
Current portion of obligations under capital leases	1,566,606	906,595
Other current liabilities	27,000	–

Total current liabilities	35,482,130	42,542,809

Liabilities subject to compromise	6,812,913	–

Non–current liabilities:
Long-term debt, less current maturities	1,362,838	1,928,628
Obligations under capital leases, less current portion	463,996	1,578,977
Deferred tax liabilities	–	709,000

Total non-current liabilities	1,826,834	4,216,605

Stockholders’ equity:
Preferred stock	5,000,000	5,000,000
Common stock	8,562	8,304
Additional paid-in capital	25,069,872	24,396,858
Accumulated deficit	(41,956,916)	(974,774)

Total stockholders’ equity	(11,878,482)	28,430,388

	$32,243,395	$75,189,802

         See accompanying notes to condensed consolidated financial statements.

DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Nine Months Ended March 31,		Three Months Ended March 31,

	2000	2000	2001	2000

Sales	$46,485,826	$66,900,646	$13,936,961	$20,734,050
Cost of sales	42,576,829	46,233,525	15,868,453	13,917,575

Gross profit (loss)	3,908,997	20,667,121	(1,931,492)	6,816,475

Operating expenses:
Selling	6,024,201	8,129,829	1,555,149	2,658,222
General and administrative	17,409,297	8,588,838	6,487,686	2,931,171
Loss from fire	–	500,000	–	500,000
Impairment of Ad Art goodwill and property, plant and equipment	10,758,152	–	3,111,562	–
Impairment of AmeriVision goodwill	8,379,636	–	–	–
Loss on debt restructuring	1,074,536	–	1,074,536	–

Total operating expenses	43,645,822	17,218,667	12,228,933	6,089,393

Income (loss) from operations	(39,736,825)	3,448,454	(14,160,425)	727,082

Other income (expense):
Interest income	204,223	250,560	12,581	59,205
Interest expense	(1,788,691)	(1,465,098)	(313,572)	(540,866)
Gain (loss) on sales of assets, net	(107,412)	31,474	(154,391)	21,336
Gain on sales of subsidiaries, net	376,780	–	–	–
Other, net	(29,245)	61,872	(53,686)	23,562

	(1,344,345)	(1,121,192)	(509,068)	(436,763)

Income (loss) before income taxes	(41,081,170)	2,327,262	(14,669,493)	290,319
Provision (benefit) for income taxes	(298,490)	919,000	(28,726)	115,000

Net income (loss)	(40,782,680)	1,408,262	(14,640,767)	175,319
Preferred dividends and beneficial conversion features	(196,875)	(325,000)	(65,625)	(65,625)

Net income available (loss attributed) to common shareholders	$(40,979,555)	$1,083,262	$(14,706,392)	$109,694

Earnings (loss) Per Common Share:
Basic	$(4.84)	$.14	$(1.72)	$.01

Diluted	$(4.84)	$.13	$(1.72)	$.01

Weighted average number of shares outstanding:
Basic	8,467,999	7,630,196	8,561,750	6,137,998

Diluted	8,467,999	8,284,837	8,561,750	8,795,081

See accompanying notes to condensed consolidated financial statements.

DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended March 31,

	2001	2000

Cash flows from operating activities:
Net income (loss)	$(40,782,680)	$1,408,262
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	4,902,483	1,470,986
(Gain) loss on disposal of property and equipment	107,412	(31,474)
Gain on sales of subsidiaries, net	(376,780)	–
Impairment of Ad Art goodwill and property, plant and equipment	10,758,152	–
Impairment of AmeriVision goodwill	8,379,636	–
Loss on debt restructuring	1,074,536	–
Contribution of common stock to 401(k) plan	192,272	256,882
Deferred income taxes	112,000	35,000
Reserve for bad debts	2,868,896	62,063
Other		(902)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, trade	9,420,264	(6,520,057)
Inventories	8,708,984	(8,439,868)
Prepaid expenses	(26,461)	(52,423)
Accounts payable	(119,971)	2,222,158
Customer deposits	(607,738)	1,591,982
Accrued expenses	(1,285,170)	274,039
Other	2,414,718	708,387

Net cash provided by (used for) operating activities	5,740,553	(7,014,965)

Cash flows from investing activities:
Purchase of property, plant and equipment	(212,823)	(2,109,081)
Business acquisitions, net of cash acquired	(706,643)	(1,814,474)
Proceeds from sale of Hamilton Digital, net	36,021	–
Proceeds from sale of La-Man Corporation	1,267,362	–
Proceeds from sales of assets	–	82,470
Other	–	(30,442)

Net cash provided by (used for) investing activities	383,917	(3,871,527)

Cash flows from financing activities:
Net change in line of credit borrowings	(4,430,867)	7,468,672
Principal payments on notes payable	(1,263,079)	(859,158)
Proceeds from sales of stock, including option and warrants exercises, net of issuance costs	4,120	209,425
Payments on capital lease obligations	(467,470)	(451,123)
Proceeds from the sale of preferred stock, net	–	4,946,000
Payment of preferred stock dividends	(65,625)	(153,125)
Other	–	(86,816)

Net cash provided by (used for) financing activities	(6,222,921)	11,073,875

Increase (decrease) in cash	(98,451)	187,383
Cash, beginning of period	385,427	79,832

Cash, end of period	$286,976	$267,215

    See accompanying notes to condensed consolidated financial statements.

DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The financial information included herein is unaudited and does not include all of the information and disclosures required by generally accepted accounting principles; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cashflows for the interim periods. These financial statements have not been reviewed by the Company’s auditors because of a lack of funds. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentations. As discussed in Note 13, we have amended the previously published results of operations for the quarter ended December 31, 1999. This report should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2000.

Our financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As more thoroughly discussed in NOTE 2 below, our existing working capital line of credit facility and other long-term debt financing (collectively, the “Company Borrowings”) are due June 30, 2001. As of June 25, 2001, the total amount of Company Borrowings due on June 30, 2001 was $6,444,320.

Management does not believe that we will be able to repay the Company Borrowings through operating cash flow prior to June 30, 2001. Accordingly, management is continuing to actively pursue an extension of the due date of the Company Borrowings from our existing lender, replacement financing from alternative lenders and exploring opportunities to sell certain assets. We continue to minimize our working capital requirements by implementing various operational changes designed to improve operating results in future periods. These changes include personnel reductions, elimination of non-essential expenditures, management and executive compensation freezes, manufacturing plant consolidation, a more detailed review of customer credit decisions and the suspension of acquisition activities. We are continuing to evaluate our performance to identify additional areas of cost savings that may be available.

If we are unable to extend the term of the Company Borrowings, secure additional or replacement financing, or secure a sale of significant assets of the Company before the June 30, 2001 due date, our current lender may declare an event of default under the existing loan and security agreement causing the balance due under our line of credit agreement and other loans to become due and payable immediately. While pursuing additional debt and equity funding, we must continue to operate on limited cash flow generated through operations and the continued support of the Bank will be required, although this is not assured.

Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The results of operations and cash flows for the nine and three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – DEBT RESTRUCTURING

On January 18, 2001, we completed a restructuring of our credit facilities with SouthTrust Bank. The revolving loan facility available to us and our subsidiaries from SouthTrust was separated into two new loans. First, a new revolving loan facility (the “Company Revolving Loan”) was provided to us and all of our subsidiaries except Ad Art Electronic Sign Corporation and Hamilton Digital Designs, Ltd. The balance of the Company Revolving Loan on the date of closing was $5,000,000. Second, an $8,122,489.56 term loan (the “Ad Art Loan”) was made to Ad Art and Hamilton. The Company Revolving Loan and the Ad Art Loan bear interest at 9.75%.

Under the terms of the new loan agreements, we and all of our subsidiaries except for Ad Art and Hamilton were released from liability for the Ad Art Loan and certain other obligations related to Ad Art. Ad Art and Hamilton were released from liability under the Company Revolving Loan and certain other obligations related to our other subsidiaries. A new term loan of up to $1,000,000, bearing interest at 9.75%, was made to Ad Art for the purpose of funding its orderly liquidation if a buyer for the subsidiary could not be secured in a timely manner. The maturity dates for all loans were extended to June 30, 2001.

Various costs were incurred in restructuring our debt, and amortizable debt fees on pre-existing loans were written off as a result of the restructuring. In total, we recognized a loss of $1,074,536 on the restructuring of our debt. The vast majority of this charge was non-cash.

Raymond James Capital Partners, L.P., a preferred shareholder of the Company, agreed to guarantee up to $1,750,000 of the Company Revolving Loan. Another shareholder, Renaissance PLC agreed to indemnify Raymond James Capital Partners, L.P. with respect to a portion of any liability under the guarantee.

In consideration of this guarantee, we (1) granted warrants (with a fair value of $469,800) to purchase a total of 3,000,000 shares of our Common Stock at a price of $.125 per share to Raymond James Capital Partners, L.P. and Renaissance PLC, (2) issued a total of 50,000 shares of Series A–1 Convertible Preferred Stock convertible into 2,5000,000 shares of Common Stock to Raymond James Capital Partners, L.P., Renaissance PLC and Renaissance III in exchange for their 50,000 shares of Series A Convertible Preferred Stock which were convertible into 1,500,300 shares of our Common Stock (the incremental value of this exchange was $2,894), and (3) reduced the conversion price of $3,500,000 in convertible notes held by Renaissance PLC and Renaissance III from $4.31 per share of Common Stock to $2.00 per share (the fair value of this reduction in the conversion price was $1,600).

NOTE 3 – ACQUISITIONS

AmeriVision Outdoor, Inc.

On June 28, 1999, we acquired 100% of the non-voting preferred stock of AmeriVision Outdoor, Inc., an electronic advertising media company, in exchange for $500,000 which was carried at cost. The preferred stock was convertible into an 80% common stock position upon the occurrence of certain events. Specifically, the preferred stock was convertible when AmeriVision reported net income of $150,000 per month for 3 consecutive months or if there were a material adverse change in the operations of AmeriVision. We also held options to acquire the remaining 20% common stock ownership if and when the preferred stock was converted. The option price is calculated based upon a formula defined in the option agreement.

Effective December 5, 2000, due to a material adverse change in the operations of AmeriVision, we converted our preferred stock holding in AmeriVision into 8,000 shares, or 80%, of the outstanding common stock of AmeriVision. On the same date, we exercised our options to purchase the remaining 20% of the common stock of AmeriVision for $2.00. As a result of the foregoing transactions, AmeriVision became a wholly owned subsidiary.

AmeriVision had failed to become profitable and was able to generate only minimal revenue since our original investment in June, 1999. As a result, we were permitted to convert AmeriVision to a wholly owned subsidiary based upon a material adverse change clause in the preferred stock agreement. Management believed it was desirable to act upon this conversion option to give us control of AmeriVision. As a preferred stockholder, we were unable to control the operations and management of AmeriVision. At the date of conversion, AmeriVision owed Display Technologies, Inc. and its subsidiaries a total of $4,373,087 and Display Technologies, Inc. was a guarantor of an additional $4,881,887 of AmeriVision capital leases. Management believed that without control of AmeriVision, it was inevitable that the amounts owed to Display Technologies, Inc. would not be repaid and the leases subject to Display Technologies, Inc. guarantees would not be repaid without a call on the guarantee.

The AmeriVision conversion / acquisition was recorded using the purchase method of accounting. Accordingly,

the purchase price of $500,002 (the amount of the previous preferred stock investment plus $2.00 for the 20% minority interest) was allocated to the net assets acquired based upon their estimated fair market values. At the date of conversion, AmeriVision’s liabilities exceed the fair market value of their assets by $8,379,636 which was accounted for as goodwill and immediately charged to expense at the conversion date to properly reflect the impairment of the goodwill. The operating results of AmeriVision are included in our consolidated results of operations from the date of conversion

AmeriVision is a party to a number of capital lease agreements that are now included in the consolidated balance sheet. These capital lease agreements that were assumed in the conversion / acquisition of AmeriVision resulted in a significant increase in our obligations under capital leases. A total of 8 capital leases were assumed in the conversion / acquisition with monthly payments totaling approximately $132,000. The 8 leases represented a total liability of $6,328,726 at the date of acquisition and mature at various dates from 2005 through 2014. AmeriVision is also party to a number of operating leases, referred to as “ground leases”, for property on which their signs are located. These agreements are generally for 10-year terms with renewal options. Ground leases that were assumed in the conversion / acquisition require monthly minimum lease payments of approximately $66,000.

The following unaudited pro forma summary presents the consolidated results of operations for the nine months ended March 31, 2001 and 2000 as if the conversion / acquisition of AmeriVision had occurred at the beginning of the period presented and does not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future.

	2001	2000

Sales	$47,202,153	$67,268,530
Cost of sales	43,729,631	46,801,065

Gross profit	3,472,522	20,467,465
Operating expenses	44,441,128	26,242,650

Loss from operations	(40,968,606)	(5,775,185)
Other and income taxes – net	(1,147,931)	(2,097,340)

Net loss	(42,116,537)	(7,872,525)

Loss per common share	$(5.00)	$(1.07)

    At the date of conversion, AmeriVision had minimal revenue, total tangible assets of approximately $2,700,000 and total liabilities of approximately $10,600,000. We were unable to generate rapid or significant increases in AmeriVision’s revenues and, consequently, AmeriVision was unable to meet its immediate debt obligations. The majority of the capital leases were called and became due and payable immediately. As a result, on February 23, 2001, AmeriVision filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code.

Hamilton Digital Designs, Ltd.

Effective July 1, 2000, we acquired all of the outstanding common stock of Hamilton Digital Designs Ltd. (“Hamilton”), a commercial sign manufacturer with facilities located in Province of Ontario, Canada. The purchase price for Hamilton was a total of $1,361,062. Of this amount, $707,483 was paid with the remaining $653,579 forgiven upon the sale of Hamilton back to its previous owners in December, 2000 (see NOTE 4). The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of the net assets acquired was $709,304, which was accounted for as goodwill and was being amortized over 20 years. The operating results of Hamilton are included in our consolidated results of operations from the date of the acquisition through the date of disposal (see NOTE 4). Hamilton does not represent a significant subsidiary and, accordingly, summary pro forma financial information is not presented.

Lockwood Sign Group, Inc.

Effective July 1, 1999, we acquired all of the outstanding common stock of Lockwood Sign Group, Inc. (“Lockwood”) in exchange for 435,750 shares (as restated for the December 20, 1999 5% stock dividend) of our common stock valued at $1,909,000 and $1,900,000 in cash. In October, 2000 an additional 150,869 shares (“contingent shares”) of our common stock were issued to the previous owners of Lockwood based upon Lockwood’s operating results for the year ended June 30, 2000. The contingent shares were issuable at a rate of approximately 27,000 shares for each $25,000 of contributed net income for fiscal 2000 in excess of $350,000 up to the maximum of 299,250 shares to be issued for contributed net income for fiscal 2000 of $625,000 or higher. The contingent shares are subject to a price guarantee of $4.38 per share. If our common stock does not trade at an average price of at least $4.38 per share for a consecutive 20-day period in the 12 months subsequent to the issuance of the contingent shares, an additional payment to the prior Lockwood shareholders will be required. The payment can be made, at our option, in cash, promissory notes, or common stock. The amount of the payment is based upon the difference between the $4.38 target price and the highest 20-day average trading price during the contingency period.

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

NOTE 4 – DISPOSALS OF SUBSIDIARIES

La–Man Corporation

Effective December 31, 2000, we sold substantially all of the assets and liabilities of our La-Man subsidiary, except for real property and other specific items, in exchange for $1,300,000 and the assignment of a trade receivable of $47,129. After transaction costs of $95,667, we recognized a gain on this sale of $526,090. The operating results of La-Man Corporation are included in our consolidated results of operations through the December 31, 2000 sale date.

Hamilton Digital Designs, Ltd.

Effective December 31, 2000, we sold 100% of the outstanding common stock of our Hamilton subsidiary in exchange for $44,424, a note in the amount of $200,000 and the forgiveness of debt, originating from our acquisition of Hamilton (see NOTE 3) totaling $653,579. We recognized a loss on this sale of $149,309. The operating results of Hamilton are included in our consolidated results of operations through the December 31, 2000 sale date.

Ad Art Electronic Sign Corporation

Pursuant to our January 18, 2001 debt restructuring (see NOTE 2), our Ad Art subsidiary is being liquidated on behalf of the secured lender as a buyer of that subsidiary could not be secured in a timely manner. At December 31, 2000, an evaluation of Ad Art’s ongoing operations indicated a likely permanent impairment of their goodwill and, accordingly, a non-cash charge of $7,646,590 was recognized at December 31, 2000. No other long-lived assets were deemed impaired at December 31, 2000. In the quarter ending March 31, 2001, a non-cash charge of $3,111,562 was recognized on the impairment of Ad Art’s property, plant and equipment and an additional non-cash charge of approximately $2,000,000 to cost of sales was recognized to adjust inventory to net realizable value. As of March 31, 2001, all operations of Ad Art have been completed except for the collection of certain receivables, the sale of real property and various other immaterial matters. Approximately $1,500,000 has been expended in the liquidation of Ad Art subsequent to March 31, 2001 for fees paid to the consulting firm handling the liquidation, salaries of continuing employees and commissions to sales people that are paid when the related receivable is collected.

As of March 31, 2001, Ad Art had approximately $8,200,000 in assets consisting of approximately $5,000,000 in cash and receivables, $500,000 in inventory, $2,600,000 in property, plant and equipment and $100,000 in other assets. All assets are recorded at their net realizable values. A substantial portion of inventory was transferred to Don Bell after March 31, 2001 and property, plant and equipment is currently held for sale. Also at March 31, 2001, Ad Art had liabilities totaling approximately $17,600,000 consisting of trade payables and accruals established during the normal course of business of approximately $5,200,000, capital lease obligations of $1,300,000 and bank debt of $11,100,000. Upon completion of the liquidation of Ad Art, any bank debt that is not able to be repaid from the proceeds of the liquidation will be absolved in accordance with the restructuring of our bank debt discussed in NOTE 2. Once the amount of the underpayment of the bank debt is known, it will be recorded as a gain on forgiveness of debt. While this amount is not known at this time, it is expected to exceed $3,000,000.

The following unaudited information is presented for informational purposes to reflect the relative contribution of specific operating units of the Company as they relate to recently acquired and disposed subsidiaries discussed in this Note and Note 3, as well as their relation to the separation of debt described in Note 2. The information presented below is not necessarily indicative of the operations of any subsidiary had it operated as an independent business. This information should also not be construed to represent separate operating segments of the Company which are discussed in Note 11.

	Ongoing Businesses

For the Six Months Ended December 31, 2000	Sign Manufacture and Sale	AmeriVision Outdoor Inc.	Corporate	Total Ongoing Businesses	Sold Businesses	Ad Art	Total Company

Sales to External Customers	$25,485,799	$ 333,479	$ –	$ 25,819,278	$2,900,912	$ 17,765,636	$ 46,485,826
Operating Income (Loss)	(879,229)	(8,706,828)	(5,379,475)	(14,965,532)	67,028	(24,838,321)	(39,736,825)

NOTE 5 – AMERIVISION BANKRUPTCY

Our subsidiary AmeriVision Outdoor, Inc. is an electronic billboard company. The business purchases electronic LED signs and places them in prominent locations, frequently at shopping malls, and then sell advertising time on the signs. The signs are typically purchased with specific capital lease financing. Many of these leases are guaranteed by Display Technologies, Inc. As discussed in NOTE 3, we acquired the preferred stock of AmeriVision in June, 1999 and, in December, 2000, under a material adverse change clause in the preferred stock agreement, we converted that preferred stock into common stock resulting in AmeriVision becoming a wholly owned subsidiary.

At the date of conversion, AmeriVision had minimal revenue, total tangible assets of approximately $2,700,000 and total liabilities of approximately $10,600,000. Of these liabilities, over $3,800,000 was due to Display Technologies, Inc. and our subsidiaries and $4,900,000 in liabilities were guaranteed by Display Technologies, Inc. We were unable to generate rapid or significant increases in AmeriVision’s revenues and, consequently, AmeriVision was unable to meet its immediate debt obligations. The majority of the capital leases were called and became due and payable immediately. As a result, on February 23, 2001, AmeriVision filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code.

The following is an condensed balance sheet of AmeriVision as of March 31, 2001 and condensed statements of income for the nine months and six months ended March 31, 2001. The statements of income only include activity from December, 2000, when AmeriVision became a wholly owned subsidiary. The balance sheet items are recorded at their estimated fair values. For the most part, these assets and liabilities existed at the date of acquisition and were recorded at estimated fair value at that time.

March 31, 2000

Assets
Current assets (cash and receivables)	$155,946
Property and equipment	2,251,160
Other assets	72,000
$2,479,106

Liabilities and Equity
Liabilities subject to compromise(a)	$6,812,913
Liabilities due to Display Technologies, Inc. and its subsidiaries	4,373,087
Accumulated deficit	(8,706,894)
$2,479,106
(a) Liabilities subject to compromise consist of the following:
Accounts payable	$417,333
Accrued expenses	11,354
Capital lease obligations guaranteed by Display Technologies, Inc.	4,881,887
Capital lease obligations not guaranteed by Display Technologies, Inc.	1,434,339
Other	68,000
$6,812,913

	Period Ended March 31, 2001
	Nine Months	Three Months

Sales	$333,479	$220,609
Costs of sales	437,802	317,733
Gross loss	(104,323)	(97,124)
Operating expenses	222,869	165,841
Loss from operations	(327,192)	(262,965)
Other expenses – primarily impairment of goodwill	(8,379,701)	–

Net loss	$(8,706,893)	$(262,965)

NOTE 6 – INVENTORIES

Inventories are based on perpetual inventory records and physical counts. Inventories consisted of the following:

	March 31, 2001 (unaudited)	June 30, 2000
Raw materials and work in progress	$2,441,074	$8,842,707
Finished goods	21,879	231,195
	$2,462,95	$9,073,902

NOTE 7 – UNCOMPLETED CONTRACTS

The costs and estimated earnings in excess of billings on uncompleted contracts consisted of the following:

	March 31, 2001 (unaudited)	June 30, 2000

Costs incurred on uncompleted contracts	$2,254,552	$7,112,420
Estimated earnings	892,181	4,957,706
	3,146,733	12,070,126

Billings to date	(1,313,273)	(7,098,810)
	$1,833,460	$4,971,316
Included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess of billings on completed contracts	$1,833,460	$5,119,693
Billings in excess of costs and estimated earnings on completed contracts	–	(148,377)
	$1,833,460	$4,971,316

NOTE 8 – REVOLVING LINE OF CREDIT

We have a $14,877,510 revolving line of credit with SouthTrust Bank. Borrowings against this line of credit are limited to the lesser of$14,877,510 or the sum of 80% of eligible receivables and 50% of eligibles inventories as defined in the line of credit agreement plus $2,600,000 (the “collateral base”). The line of credit bears interest at 9.75% and matures June 30, 2001. Ad Art and Hamilton Digital are not parties to this line of credit agreement. Rather, the agreement is between the Remaining Businesses (defined in the agreement as Display Technologies, Don Bell, JM Stewart, Lockwood, AmeriVision and other inactive subsidiaries of Display Technologies) and SouthTrust Bank. The line of credit is secured by a security agreement which covers substantially all of the Remaining Business assets with the exception of specific real estate and equipment and is cross–collateralized with a letter of credit from the same lender and the $2,500,000 in notes payable secured by that letter of credit. As of March 31, 2001, $5,364,645 was borrowed against this line of credit.

We and our subsidiaries are party to a number of additional borrowing arrangements with SouthTrust Bank under a complex debt restructuring that was executed on January 18, 2001. For more information, see NOTE 2.

NOTE 9 – CAPITAL STOCK

During the nine months ended March 31, 2001, a total of 8,078 options to purchase our common stock were exercised for total cash proceeds of $4,120.

Also during the nine months ended March 31, 2001, 98,936 shares of our common stock valued at $192,272.64 were issued in connection with our 401(k) plan matching contribution.

Dividends of $196,875 on our preferred stock were declared during the nine months ended March 31, 2001. $65,625 of these dividends were paid in cash, the remaining $131,250 are accrued at March 31, 2001.

In October, 2000, a total of 150,869 shares of common stock were issued in connection with a contingent earn–out related to our Lockwood acquisition.

On August 30, 2000 the Board of Directors extended the expiration date of certain employee stock options that had originally been scheduled to expire on August 31, 2000 and September 7, 2000. A total of 118,865 options with an exercise price of $0.62 and 66,154 options with an exercise price of $0.51 were extended until December 31, 2000 and subsequently extended to December 31, 2002.. The effects of this modification resulted in a non–cash charge of $377,315 which was recognized in the first quarter of Fiscal 2001. Prospectively, such options are considered variable awards and will be subject to changes in the fair market value of the Company’s common stock.

NOTE 10 – EARNINGS (LOSS) PER SHARE

The effects of options, warrants and other common stock equivalents were anti–dilutive for the nine months and three months ended March 31, 2001. Accordingly, these items were excluded from the calculation of diluted earnings per share and there were no differences between basic earnings per share and diluted earnings per share.

Diluted earnings per share for the three months and nine months ended March 31, 2000 are calculated as follows:

	Nine Months	Three Months

Net income	$1,408,262	$175,319
Preferred dividends and beneficial conversion features	(325,000)	(65,625)
Net income for purposes of calculating diluted earnings per share	$1,083,262	$109,694

Basic weighted average shares	7,630,196	7,944,991
Options and warrants	364,491	347,293
Acquisition contingent shares	290,150	299,250
Diluted weighted average shares	8,284,837	8,591,534

Diluted earnings per share	$.13	$.01

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

The following summarizes noncash investing and financing transactions during the three months ended December 31, 2000 and 1999:

	(unaudited) March 31,
	2001	2000

Equity issued for the acquisition of Lockwood	$151	$1,909,000
Issuance of common stock for 5% stock dividend	–	1,791,267
Capital lease obligations incurred to acquire fixed assets	249,283	924,440
Contributions of common stock to 401(k) plan	192,272	256,882
Stock issued for employee bonuses	–	64,795
Accrued preferred stock dividends	–	21,875
Preferred stock dividends accrued	131,250	–
Hamilton acquisition notes	635,579	–
Acquisition of AmeriVision (net liabilities assumed plus preferred stock converted)	8,379,636	–

NOTE 12 – INDUSTRY SEGMENTS

Our operations are classified into three business segments: image enhancement displays (“displays”), electronic billboard advertising and other.

The display segment markets and produces custom designed and stock sign products which are specifically designed for internal and external use by institutional, governmental and commercial enterprises. The display segment also provides peripheral services on the sign products such as installation, maintenance and service.

The electronic billboard advertising segment includes the operations of AmeriVision Outdoor, Inc. which was acquired via the conversion of our preferred stock position in December, 2000. AmeriVision owns and operates a network of electronic billboards at various locations throughout the United States. At December 31, 2000, the network consisted of 9 electronic billboards.

Operations within the other segment include the manufacture and sale of a line of products which, when installed in compressed air lines, substantially reduce or totally eliminate water and condensate problems and most foreign contaminants in the air line. These operations related to our La–Man subsidiary which was sold at December 31, 2000.

The following table shows sales and operating income by segment:

	Nine months ended March 31		Three months ended March 31
	2000	1999	2000	1999
Sales to external customers
Displays	$45,302,487	$65,664,338	$13,716,352	$20,275,587
Electronic Billboard Advertising	333,479	–	220,609	–
Other	849,860	1,236,308	–	458,463

	$6,485,826	$6,900,646	$3,939,961	$20,734,050

Operating income (loss)
Displays	$(25,778,542)	$4,714,451	$(10,955,586)	$953,120
Electronic Billboard Advertising	(8,706,828)	–	(262,965)	–
Other	128,020	217,170	–	123,818
Corporate expenses	(5,379,475)	(1,483,167)	(2,941,874)	(349,856)

	$(39,736,825)	$3,448,454	$(14,160,425)	$727,082

NOTE 13 – LEGAL PROCEEDINGS

In the ordinary course of business, we and certain of our subsidiaries are named as defendants in a number of actions. Many of these actions relate to delinquent payments from our AmeriVision and Ad Art subsidiaries. In some actions, the claimants seek damages as well as other relief, which, if granted, would require substantial expenditures. We have recorded certain liabilities, which represent reasonable estimates of our probable liabilities for these matters. Some of these matters raise difficult and complex factual and legal issues, and are subject to many uncertainties. Accordingly, we are not always able to estimate the amount of our possible future liabilities with respect to such matters. While we currently believe that the ultimate outcome of these actions, individually and in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows, there can be no absolute certainty that we may not ultimately incur charges in excess of presently recorded liabilities.

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133). FAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. FAS 133, as amended by FAS 137, is effective for periods beginning after June 15, 2000. We have not entered into derivative contracts. Accordingly, FAS 133 has not effected our financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition (“SAB 101”) which broadly addresses how companies report revenues in their financial statements. We are in the process of evaluating the accounting requirements of SAB 101 and subsequently issued guidance and do not expect that this standard will have a material effect, if any, on our financial statements.

NOTE 15 – AMENDMENT TO PRIOR YEAR FORM 10–Q

An amendment to Form 10–Q for the period ended March 31, 2000 was filed with the Securities and Exchange Commission on Form 10–Q/A on November 20, 2000. The effects of that amendment are reflected in the prior year financial statements.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with management’s discussion and analysis of financial condition and results of operations set forth in our Annual Report on Form 10-K for the year ended June 30, 2000, filed with the Securities and Exchange Commission on October 13, 2000, which discussion is incorporated herein by reference.

Certain matters addressed in this report constitute “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward–looking statements are subject to a variety of risks and uncertainties that could cause actual results to be different materially from those anticipated by our management. The Private Securities Litigation Reform Act of 1995 provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on form 10-Q are made pursuant to such act. For more information on the potential factors which could affect our financial results, reference should be made to our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

The results of operations and cashflows for the nine and three months ended March 31, 2001 include several significant and material events, and are not necessarily indicative of the results to be expected for the full year. Some of the significant and material events included in the results of operations for the nine and three months ended March 31, 2001 are (a) operation under limited cash flow and a forbearance agreement with the bank, (b) the decision to relocate our corporate offices from Orlando, Florida to Charlotte, North Carolina, (c) the decision to close our manufacturing facility in Marietta (Atlanta), Georgia, (d) the decision to liquidate our Ad Art subsidiary, (e) the conversion of preferred stock investment in AmeriVision into a 100% common stock ownership position, (f) AmeriVision’s filing for protection under Chapter 11 of the United States Bankruptcy Code, (g) the sale of our La-Man and Hamilton subsidiaries, (h) the refinancing of our debt with SouthTrust Bank, and (i) the change in management and control of the Company.

THREE MONTHS ENDED MARCH 31, 2001 VS. MARCH 31, 2000

Sales for the three months ended March 31, 2001 were $13,936,936 compared to $20,734,050 for the same period of the prior year, a decrease of $6,797,089 or 33%. Sales varied significantly at several of our subsidiaries. Ad Art, which began liquidating its assets in January, 2001, reported a decrease in sales of $7,047,966. JM Stewart’s sales were down by $437,003 from the same period of the prior year. Meanwhile, Don Bell and Lockwood reported sales increases of $642,585 and $283,149, respectively, from the quarter ended March 31, 2000 to the quarter ended March 31, 2001.

Our gross profit decreased by $8,747,969 from the quarter ended March 31, 2000 to the quarter ended March 31, 2001. $6,513,374 of this decrease resulted from the decrease in sales while the remaining $2,234,595 decrease resulted from a decrease in gross margins from 33% for the quarter ended March 31, 2000 to negative 14% for the same quarter in 2001. The most significant decrease in gross margin was at our Ad Art subsidiary where margins dropped from 28% during last year’s quarter to negative 108% in the current year. As a result of our the liquidation of Ad Art which began in January 2001, all raw materials and work in process inventories were carefully scrutinized and written down to its net realizable values. Many orders from our customers were canceled once they became aware of the plan for liquidation, resulting in significant write offs of inventory in process for those customers. In addition, the overall low sales volume at Ad Art, combined with halting the generation of new sales, created a situation where overhead costs were being spread over a minimal sales base and eroding margins. Many of these overhead costs were quickly eliminated during the liquidation, but many overhead costs needed to be maintained during the liquidation process to complete jobs that would generate additional proceeds.

Selling expenses decreased by $1,103,073 from $2,658,222 during the quarter ended March 31, 2000 to $1,555,149 during the quarter ended March 31, 2001. However, as a percentage of sales, selling expenses increased from 11% of sales during the quarter last year to 13% of sales during the quarter this year. This increase is primarily due to fixed selling costs, such as salesperson’s base compensation, being spread over a smaller sales base.

General and administrative expenses increased sharply from the prior-year quarter; from $3,431,171 during the quarter ended March 31, 2000 to $6,487,686 during the quarter ended March 31, 2001. The most significant increases came at Ad Art and the Corporate Office where general and administrative costs increased by $1,500,321 and $1,517,482, respectively. The increase at Ad Art was a result of increased costs associated with the liquidation of the business. The increase in Corporate expenses related primarily to increased costs for consulting services for a crisis-management consulting team engaged to assist us through the bank forbearance and debt restructuring and increased legal costs related to the debt restructuring and a variety of legal matters that developed as a result of our cash flow difficulties..

On January 18, 2001, we completed a restructuring of our debt with SouthTrust Bank. This transaction is discussed in detail in the Liquidity and Capital Resources section below. Various costs were incurred as a result of these restructuring and various amortizable debt fees relating to previously existing debts were written off when this restructuring was completed. In total, we recognized a charge during the quarter of $1,074,536 upon the restructuring of our debt.

As previously discussed, in January 2001, we made the decision to liquidate our Ad Art subsidiary. In December 2000, in anticipation of the decision to liquidate our Ad Art subsidiary, an evaluation of Ad Art’s ongoing operations indicated a likely permanent impairment of their goodwill and, accordingly, a non-cash charge of $7,646,590 was recognized at December 31, 2000. No other long-lived assets were deemed impaired at December 31, 2000. In the quarter ending March 31, 2001, a non-cash charge of $3,111,562 on the impairment of Ad Art’s property, plant and equipment will be recognized. As of March 31, 2001, all operations of Ad Art have been completed except for the collection of certain receivables, the sale of real property and various other immaterial matters. Expenses incurred in the liquidation subsequent to March 31, 2001 should not be material. The decision to liquidate Ad Art was instrumental in completing our January 2001 debt restructuring. Upon completion of the liquidation of Ad Art, any bank debt that is not able to be repaid from the proceeds of the liquidation will be absolved in accordance with the restructuring of our bank debt. Once the amount of the underpayment of the bank debt is known, it will be recorded as a gain on forgiveness of debt. While this amount is not known at this time, it is expected to exceed $3,000,000.

Net non-operating expenses were relatively consistent at $436,763 during the quarter ended March 31, 2000 compared to $509,068 during the quarter ended March 31, 2001.

NINE MONTHS ENDED MARCH 31, 2001 VS. MARCH 31, 2000

Sales for the nine months ended March 31, 2001 were $46,485,826 compared to $66,900,646 for the same period of the prior year, a decrease of $20,414,820 or 31%. Sales varied significantly at several of our subsidiaries. Ad Art’s sales, partially due to the liquidation which began in January 2001, were down by $18,582,558, Lockwood, Don Bell and JM Stewart reported sales decreases of $2,089,185, 841,583 and $899,577, respectively. Meanwhile, Hamilton Digital, which was acquired in July 2000, and sold in December 2000, contributed sales of $2,051,052 during the nine months ended March 31, 2001.

Our gross profit decreased by $16,758,124 from the nine months ended March 31, 2000 to the nine months ended March 31, 2001. $10,451,525 of this decrease resulted from the decrease in sales while the remaining $6,306,599 decrease resulted from a decrease in gross margins from 31% for the nine months ended March 31, 2000 to 8% for the same period in 2001. The most significant decrease in gross margin was at our Ad Art subsidiary where margins dropped from 24% during last year’s first nine months to negative 26% in the current year. As a result of the liquidation of Ad Art, all raw materials and work in process inventories were carefully scrutinized and written down to its net realizable values. Many orders from our customers were canceled once they became aware of the plan for liquidation, resulting in significant write offs of inventory in process for those customers. In addition, the overall low sales volume at Ad Art, combined with halting the generation of new sales, created a situation where overhead costs were being spread over a minimal sales base and eroding margins. Many of these overhead costs were quickly eliminated during the liquidation, but many overhead costs needed to be maintained during the liquidation process to complete jobs that would generate additional proceeds.

Selling expenses dropped by $2,105,628 from $8,129,829 during the nine months ended March 31, 2000 to $6,024,201 during the nine months ended March 31, 2001 However, as a percentage of sales, selling expenses increased from 12% of sales during the period last year to 13% of sales during the period this year. This increase is primarily due to fixed selling costs, such as salesperson’s base compensation, being spread over a smaller sales base.

General and administrative expenses increased sharply from the prior–year period; from $9,088,838 during the period ended March 31, 2000 to $17,409,297 during the period ended March 31, 2001. The most significant increases came at Ad Art, the Corporate Office and Lockwood where general and administrative costs increased by $4,240,184, $2,821,772 and $757,372, respectively. The increase at Ad Art was contributed to significantly by bad debt charges of approximately $2,500,000 relating primarily to two specific receivables as well as increased costs associated with the liquidation of the business – including various non-cash charges to write down assets that became impaired or unrealizable during the liquidation process. The increase in Corporate expenses related primarily to increased non-cash payroll costs from the extension of the expiration date of certain employee stock options, increased costs for consulting services for a crisis-management consulting team engaged to assist us through the bank forbearance and debt restructuring, increased legal costs related to the debt restructuring and a variety of legal matters that developed as a result of our cash flow difficulties, and increased costs for accounting services. The increased costs at Lockwood were primarily related to increased costs associated with the closure of our Marietta (Atlanta), Georgia manufacturing facility.

In December 2000, in anticipation of the decision to liquidate our Ad Art subsidiary, an evaluation of Ad Art’s ongoing operations indicated a likely permanent impairment of their goodwill and, accordingly, a non-cash charge of $7,646,590 was recognized at December 31, 2000. No other long-lived assets were deemed impaired at December 31, 2000. In the quarter ending March 31, 2001, a non–cash charge of $3,111,562 on the impairment of Ad Art’s property, plant and equipment was recognized. As of March 31, 2001, all operations of Ad Art have been completed except for the collection of certain receivables, the sale of real property and various other immaterial matters. Expenses incurred in the liquidation subsequent to March 31, 2001 should not be material. The decision to liquidate Ad Art was instrumental in completing our January 2001 debt restructuring.

As previously discussed, in December, 2000, we converted our preferred stock position in AmeriVision Outdoor, Inc. into a 100% common stock position. AmeriVision had failed to become profitable and was able to generate only minimal revenue since our original investment in June, 1999. As a result, we were permitted to convert AmeriVision to a wholly owned subsidiary based upon a material adverse change clause in the preferred stock agreement. Management believed it was desirable to act upon this conversion option to give us control of AmeriVision. As a preferred stockholder, we were unable to control the operations and management of AmeriVision. At the date of conversion, AmeriVision owed Display Technologies, Inc. and its subsidiaries a total of $4,373,087 and Display Technologies, Inc. was a guarantor of an additional $4,881,887 of AmeriVision capital leases. Management believed that without control of AmeriVision, it was inevitable that the amounts owed to Display Technologies, Inc. would not be repaid and the leases subject to Display Technologies, Inc. guarantees would not be repaid without a call on the guarantee. Upon the conversion of our preferred stock position, AmeriVision goodwill of $8,379,636 was recorded after valuing AmeriVision’s tangible assets and liabilities and their fair market values. AmeriVision’s goodwill was cleared impaired based upon the historical and projected operations. Therefore, the goodwill created from the AmeriVision conversion was immediately written off resulting in a non–cash charge to earnings of $8,379,636.

Net non-operating expenses were relatively consistent between periods increasing from $1,121,192 during the nine months ended March 31, 2000 to $1,344,345 during the six months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended March 31, 2001, we generated a net of $5,740,553 in cash from operating activities and $383,917 in cash from investing activities. In turn, we used a net of $6,222,921 in cash for financing activities.

During the period, our net loss of $40,782,680 resulted in the use of $12,764,073 after adjusting for non-cash charges including depreciation and amortization of $4,902,483, the $10,758,152 loss on the liquidation of Ad Art, the $8,379,636 loss on the AmeriVision conversion and a $2,868,896 increase in our reserve for bad debts. Cash was generated through a reduction in receivables and inventory of $9,420,264 and $8,379,636, respectively.

The $383,917 in cash provided by investing activities resulted from proceeds totaling $1,303,383 from the sales of La-Man and Hamilton being offset by $706,643 in cash paid for the acquisition of Hamilton and $212,823 spent on capital expenditures.

During the period, we reduced our line of credit borrowings by $4,430,867. These pay-downs are consistent with the previously mentioned reductions in receivables and inventory (reduced by $9,420,264 and $8,708,984, respectively) as our line of credit agreement with SouthTrust bank is a traditional asset-based lending arrangement which provides for variable maximum borrowings depending upon the amount of receivables and inventory available for collateral. Other significant financing activities during the period included $1,263,079 in payments on debt and $467,470 in payments against capital lease obligations.

Prior to January 18, 2001, we had a $23 million revolving line of credit with SouthTrust Bank. Borrowings against this line of credit were limited to the lesser of $23 million or the sum of 80% of eligible receivables and 50% of eligibles inventories as defined in the line of credit agreement (the “collateral base”). The line of credit bore interest, at our option, at either (a) three quarters of a percent over the bank’s prime rate or (b) 325 basis points over LIBOR and matured June 30, 2002. The line of credit was secured by a security agreement which covered substantially all of our assets with the exception of specific real estate and equipment and was cross–collateralized with the two letters of credit from the same lender and the notes payable secured by the letters of credit.

This line of credit contained certain financial and operating covenants. We were in violation of certain of these covenants beginning in approximately September, 2000. Furthermore, also beginning in approximately September 2000, borrowings under the line of credit exceeded the permitted borrowing base creating an over advanced position on the line. The violations of the financial and operating covenants, as well as the over advanced position created potential events of default under the security agreement that secured the line of credit. If the bank were to declare an event of default because of these violations of the loan and security agreement, the full balance of the line of credit would have been due and payable immediately. These potential events of default resulted in an opinion from our auditors in connection with our June 30, 2000 financial statements that the potential events of default, if not cured, raised substantial doubt about our ability to continue as a going concern.

On September 26, 2000, we entered into an agreement (the “forbearance agreement”) with the bank whereby the bank agreed to forbear from declaring an event of default through October 31, 2000. On October 31, 2000 the forbearance agreement was extended to January 15, 2001. Under the terms of the forbearance agreement, our option of selecting a LIBOR rate for the loan was withdrawn and the line of credit bore interest at a rate two percentage points higher than the rate defined in the loan agreement.

On January 18, 2001, we completed a restructuring of our credit facilities with SouthTrust Bank. The revolving loan facility available to us and our subsidiaries from SouthTrust was separated into two new loans. First, a new revolving loan facility (the “Company Revolving Loan”) was provided to us and all of our subsidiaries except Ad Art Electronic Sign Corporation and Hamilton Digital Designs, Ltd. The balance of the Company Revolving Loan on the date of closing was $5,000,000. Second, an $8,122,489.56 term loan (the “Ad Art Loan”) was made to Ad Art and Hamilton. The Company Revolving Loan and the Ad Art Loan bear interest at 9.75%.

Under the terms of the new loan agreements, we and all of our subsidiaries except for Ad Art and Hamilton were released from liability for the Ad Art Loan and certain other obligations related to Ad Art. Ad Art and Hamilton were released from liability under the Company Revolving Loan and certain other obligations related to our other subsidiaries. A new term loan of up to $1,000,000, bearing interest at 9.75%, was made to Ad Art for the purpose of funding its orderly liquidation if a buyer for the subsidiary could not be secured in a timely manner. The maturity dates for all loans were extended to June 30, 2001.

Raymond James Capital Partners, L.P., a preferred shareholder of the Company, agreed to guarantee up to $1,750,000 of the Company Revolving Loan. Another shareholder, Renaissance PLC agreed to indemnify Raymond James Capital Partners, L.P. with respect to a portion of any liability under the guarantee.

In consideration of this guarantee, we (1) granted warrants (with a fair value of $469,800) to purchase a total of 3,000,000 shares of our Common Stock at a price of $.125 per share to Raymond James Capital Partners, L.P. and Renaissance PLC, (2) issued a total of 50,000 shares of Series A–1 Convertible Preferred Stock convertible into 2,5000,000 shares of Common Stock to Raymond James Capital Partners, L.P., Renaissance PLC and Renaissance III in exchange for their 50,000 shares of Series A Convertible Preferred Stock which were convertible into 1,500,300 shares of our Common Stock (the incremental value of this exchange was $2,894), and (3) reduced the conversion price of $3,500,000 in convertible notes held by Renaissance PLC and Renaissance III from $4.31 per share of Common Stock to $2.00 per share (the fair value of this reduction in the conversion price was $1,600).

Management does not believe that we will be able to repay the Company Borrowings through operating cash flow prior to June 30, 2001. Accordingly, management is continuing to actively pursue an extension of the due date of the Company Borrowings from our existing lender, replacement financing from alternative lenders and exploring opportunities to sell certain assets. We continue to minimize our working capital requirements by implementing various operational changes designed to improve operating results in future periods. These changes include personnel reductions, elimination of non-essential expenditures, management and executive compensation freezes, manufacturing plant consolidation, a more detailed review of customer credit decisions and the suspension of acquisition activities. We are continuing to evaluate our performance to identify additional areas of cost savings that may be available.

(THE REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK)

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

The Company is the defendant in a number of actions brought under guarantees by the Company of equipment leases entered into by Ad Art Electronic Sign Corporation or AmeriVision Outdoor, Inc. The amounts sought by the plaintiffs in these cases exceed $5,000,000.

ITEM 2.   CHANGES IN SECURITIES.

On January 18, 2001, in connection with the restructuring of the Company’s credit facility with SouthTrust Bank and the guarantee by Raymond James Capital Partners, L.P. Partners, L.P., of a portion of such debt, the Company issued 50,000 shares of Series A–1 Convertible Preferred Stock convertible into 2,500,000 shares of Common Stock to Raymond James Capital Partners, L.P., Renaissance US Growth & Income Trust PLC, and Renaissance Capital Growth & Income Fund III, Inc. in exchange for their 50,000 outstanding shares of Series A Convertible Preferred Stock which were convertible into 1,500,300 shares of Common Stock. Except for the conversion price, the Series A–1 Convertible Preferred Stock is substantially identical to the Series A Convertible Preferred Stock. The Series A–1 Convertible Preferred Stock was issued in reliance upon exemptions from registration afforded by Section 3(a)(9) and Section 4(2) of the Securities Act of 1933.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

We previously had a $23 million revolving line of credit with SouthTrust Bank. Borrowings against this line of credit were limited to the lesser of $23 million or the sum of 80% of eligible receivables and 50% of eligibles inventories as defined in the line of credit agreement (the “collateral base”).

This line of credit contained certain financial and operating covenants. In prior periods, we had violated certain of these covenants. Furthermore, borrowings under the line of credit exceeded the permitted borrowing base creating an over advanced position on the line. The violations of the financial and operating covenants, as well as the over advanced position created potential events of default under the security agreement that secures the line of credit. If the bank were to declare an event of default because of these violations of the loan and security agreement, the full balance of the line of credit would be due and payable immediately.

These potential events of default had existed previously and, on September 26, 2000, we entered into an agreement (the “forbearance agreement”) with the bank whereby the bank agreed to forbear from declaring an event of default through October 31, 2000. On October 31, 2000 the forbearance agreement was extended to January 15, 2001.

On January 18, 2001, we completed a restructuring of our credit facilities with SouthTrust Bank. The revolving loan facility available to us and our subsidiaries from SouthTrust was separated into two new loans. First, a new revolving loan facility (the “Company Revolving Loan”) was provided to us and all of our subsidiaries except Ad Art Electronic Sign Corporation and Hamilton Digital Designs, Ltd. The balance of the Company Revolving Loan on the date of closing was $5,000,000. Second, an $8,122,489.56 term loan (the “Ad Art Loan”) was made to Ad Art and Hamilton. The Company Revolving Loan and the Ad Art Loan bear interest at 9.75%.

Under the terms of the new loan agreements, we and all of our subsidiaries except for Ad Art and Hamilton were released from liability for the Ad Art Loan and certain other obligations related to Ad Art. Ad Art and Hamilton were released from liability under the Company Revolving Loan and certain other obligations related to our other subsidiaries. A new term loan of up to $1,000,000, bearing interest at 9.75%, was made to Ad Art for the purpose of funding its orderly liquidation if a buyer for the subsidiary could not be secured in a timely manner. The maturity dates for all loans were extended to June 30, 2001.

Raymond James Capital Partners, L.P., a preferred shareholder of the Company, agreed to guarantee up to $1,750,000 of the Company Revolving Loan. Another shareholder, Renaissance PLC agreed to indemnify Raymond James Capital Partners, L.P. with respect to a portion of any liability under the guarantee.

In consideration of this guarantee, we (1) granted warrants (with a fair value of $469,800) to purchase a total of 3,000,000 shares of our Common Stock at a price of $.125 per share to Raymond James Capital Partners, L.P. and Renaissance PLC, (2) issued a total of 50,000 shares of Series A–1 Convertible Preferred Stock convertible into 2,5000,000 shares of Common Stock to Raymond James Capital Partners, L.P., Renaissance PLC and Renaissance III in exchange for their 50,000 shares of Series A Convertible Preferred Stock which were convertible into 1,500,300 shares of our Common Stock (the incremental value of this exchange was $2,894), and (3) reduced the conversion price of $3,500,000 in convertible notes held by Renaissance PLC and Renaissance III from $4.31 per share of Common Stock to $2.00 per share (the fair value of this reduction in the conversion price was $1,600).

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.   OTHER INFORMATION.

Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8–K.

(a)     The following exhibits are required to be filed with this Report on 10–Q by Item 601 of Regulation S–K.

Exhibits

2

Asset Purchase Agreement dated January 16, 2001 by and between Filter Systems, Inc. and La–Man Corporation (included as Exhibit 2.8 to the Company’s 8–K filed with the SEC on February 2, 2001 and incorporated here by reference).

3	Bylaws of AmeriVision Outdoor, Inc. (included as Exhibit 3.40 to the Company’s 8–K filed with the SEC on February 2, 2001 and incorporated here by reference).
4.1

Certificate Designation of Display Technologies, Inc. Series A–1 Preferred Stock (included as Exhibit 4.40 to the Company’s 8–K filed with the SEC on February 2, 2001 and incorporated here by reference).

4.2

Certificate of Correction of the Certificate of Designation of Display Technologies, Inc. Series A–1 Preferred Stock (included as Exhibit 4.41 to the Company’s 8–K filed with the SEC on February 2, 2001 and incorporated here by reference).

10.1

Restructuring Agreement by and among Display Technologies, Inc., Ad Art Electronic Sign Corporation, Don Bell Industries, Inc., J.M. Stewart Manufacturing, Inc., La–Man Corporation, J.M. Stewart Corporation, J.M. Stewart Industries, Inc., Vision Trust Marketing, Inc., Lockwood Sign Group, Inc., Hamilton Digital Designs Ltd., AmeriVision Outdoor, Inc. and SouthTrust Bank (included as Exhibit 10.148 to the Company’s 8–K filed with the SEC on February 2, 2001 and incorporated here by reference).

10.2

Loan and Security Agreement by and among Display Technologies, Inc., Don Bell Industries, Inc., J.M. Stewart Manufacturing, Inc., La–Man Corporation, J.M. Stewart Corporation, J.M. Stewart Industries, Inc., Vision Trust Marketing, Inc., Lockwood Sign Group, Inc., AmeriVision Outdoor, Inc. and SouthTrust Bank (included as Exhibit 10.149 to the Company’s 8–K filed with the SEC on February 2, 2001 and incorporated here by reference).

10.3

Loan and Security Agreement by and among Ad Art Electronic Sign Corporation, Hamilton Digital Designs Ltd. and SouthTrust Bank (included as Exhibit 10.150 to the Company’s 8–K filed with the SEC on February 2, 2001 and incorporated here by reference)

10.4

Agreement to Provide Guarantee by and among Display Technologies, Inc., Raymond James Capital Partners, L.P., Renaissance Capital Growth & Income Fund III, Inc., and Renaissance U.S. Growth & Income Trust PLC (included as Exhibit 10.151 to the Company’s 8–K filed with the SEC on February 2, 2001 and incorporated here by reference).

10.5

Amended and Restated Investors’ Rights Agreement by and among Display Technologies, Inc. and the entities listed on Exhibit A thereto (included as Exhibit 10.152 to the Company’s 8–K filed with the SEC on February 2, 2001 and incorporated here by reference).

10.6

Subordinated Promissory Note in the principal amount of $1,750,000 from Display Technologies, Inc. to Raymond James Capital Partners L.P. (included as Exhibit 10.153 to the Company’s 8–K filed with the SEC on February 2, 2001 and incorporated here by reference).

10.7

First Amendment to 8.75% Convertible Debenture between Display Technologies, Inc. and Renaissance Capital Growth & Income Fund III, Inc. (included as Exhibit 10.154 to the Company’s 8–K filed with the SEC on February 2, 2001 and incorporated here by reference)

10.8

First Amendment to 8.75% Convertible Debenture between Display Technologies, Inc. and Renaissance U.S. Growth & Income Trust PLC (included as Exhibit 10.155 to the Company’s 8–K filed with the SEC on February 2, 2001 and incorporated here by reference).

10.9

Stock Purchase Warrant issued by Display Technologies, Inc. to Raymond James Capital Partners L.P. for the purchase of up to 2,143,000 shares of common stock (included as Exhibit 10.156 to the Company’s 8–K filed with the SEC on February 2, 2001 and incorporated here by reference).

10.10

Stock Purchase Warrant issued by Display Technologies, Inc. to The Frost National Bank f/b/o Renaissance U.S. Growth & Income Trust PLC to purchase up to 857,000 shares of common stock (included as Exhibit 10.157 to the Company’s 8–K filed with the SEC on February 2, 2001 and incorporated here by reference).

        b.     The Company filed a Form 8–K Current Report on February 2, 2001 to disclose information for Items 1, 4, 5 and 7(c) of Form 8–K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DISPLAY TECHNOLOGIES, INC.

November 21, 2001	By: /s/ Bill Lunsford

Bill Lunsford, President and Chief Executive Officer

By: /s/ Bill Lunsford

Bill Lunsford, Chief Accounting Officer